Form 10-Q/A
period 1993-09-30
HOECHST CELANESE CORP
filed 1994-02-01
CIK 812427

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1993

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from           to
                                     ---------    ---------

                        Commission File Number 33-13326

                                 -------------

                          HOECHST CELANESE CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                13-5568434
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

         1041 ROUTE 202-206
       BRIDGEWATER, NEW JERSEY                            08807
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (908) 231-2000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X    No
                                                           -----     -----

  All outstanding shares of Hoechst Celanese Corporation stock are owned by its parent, Hoechst Corporation.

                               TABLE OF CONTENTS

                                                                         PAGE

PART I - FINANCIAL INFORMATION


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................      3

NOTE: The Registrant sometimes is referred to in this 10-Q as the Company or Hoechst Celanese.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Sales for the first nine months of 1993 decreased by 4% to $4,791 million from $5,013 million for the comparable 1992 period, and sales for the third quarter of 1993 decreased by 1% to $1,649 million from $1,666 million for the third quarter of 1992. The Fibers and Film segment sales were lower for both the first nine months and the third quarter versus the comparable 1992 periods. Textile Fibers sales were level with 1992 for both periods as higher acetate filament sales, reflecting continuing strength in the fashion industry, offset lower volumes in North American polyester staple and filament. Technical Fibers sales were lower for both periods due to decreased filter product shipments into the Far East markets. In Polyester Resins and Films, third-quarter sales increased in all product lines except films. Nine-month sales were lower than 1992 due to volume weakness in the polyester intermediates markets in the first half of 1993. Chemical segment sales remained flat in both periods versus 1992 as lower prices, caused by weak world-wide demand, offset the increased volumes in acrylates and vinyl acetate/acetyl products. Specialties and Advanced Materials segment sales were also virtually flat for both periods versus the prior year. Specialty Chemicals sales were lower for the nine months due to lower selling prices for dyes, fine chemicals and printing products and lower volumes in fine chemicals, resins, and printing products. Third-quarter sales were lower as pricing continued to be lower in fine chemicals and printing products, and volumes were lower in surfactants, resins, printing products and superabsorbent polymers. Within Advanced Materials, sales continued to be higher for both periods as domestic sales volumes increased for both high performance polymers and engineering thermoplastics due to strong demand in consumer electronics and general economic growth in their end markets. Advanced Technology sales increased from the comparable periods resulting from improved volumes for bulk analgesics and separations products. Life Sciences segment third-quarter sales prices and volumes were higher versus 1992 as sales promotions run during the second quarter of 1992, thereby adversely affecting the third quarter, were not repeated in 1993. Year-to-date sales continue to be lower than the comparable 1992 period due to volume shortfalls in pharmaceuticals, caused by heavy fourth quarter 1992 wholesaler purchases in advance of planned price increases.

  Selling, general and administrative and research and development expenses were virtually flat for the third quarter and the nine months comparable to 1992. Restructuring costs reflect fibers' 1992 restructuring ($31 million in the third quarter and $42 million for the nine months).

  Operating income for the third quarter increased by $11 million to $54 million in 1993 from 1992. Operating income for the nine-month period decreased by $21 million to $200 million. Excluding the effects of 1992 restructuring charges, the Fibers and Film segment was lower for both periods primarily due to reduced shipments of filter products and lower polyester volumes in the North American market. The Chemical segment nine-month income was higher than 1992 due to improved volumes on higher margin products and to cost containment efforts. Within the Specialties and Advanced Materials segment, Advanced Materials improved domestic volumes and reduced administrative expenses contributed to an increase in operating income for the nine-month period, partially offset by Specialty Chemicals reduced volumes and increased manufacturing costs. Life Sciences third-quarter income increased over 1992 due to favorable selling prices and volumes. Life Sciences decreased in the nine-month period due to overall lower volumes and increased research and development expenditures in 1993.

  Equity in net (loss) earnings of affiliates declined by $2 million and $14 million for the three-and-nine-month periods. The decline is related to start-up expenses incurred by BHC Company, a 50% owned affiliate that produces bulk analgesics, and to lower earnings by Japanese and German affiliates whose earnings continue to be adversely affected by competitive pressures and weak economies in those countries.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Interest expense was lower for both periods reflecting lower interest rates, particularly in Mexico. The decrease in interest and other income, net, is primarily the result of lower income earned on investments.

  The effective tax rate was 56% and 36% for the third quarter and nine-month period versus 43% and 45% for the comparable 1992 periods. The increase for the third quarter was primarily due to the enacted increase in the U.S. Federal income tax rate which caused a cumulative adjustment to the current year's tax provision and to the deferred income tax liability. The decrease for the nine-month period rate was due principally to non-U.S. earnings taxed at lower rates representing a larger proportion of total earnings and to the accounting change required by Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes."

  The Company implemented Statement of Financial Accounting Standards No. 106 ("FAS 106") and FAS 109, effective January 1, 1992 and 1993, respectively. FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," required the Company to accrue the current cost of those benefits and resulted in a net after-tax cumulative charge of $141 million in the first quarter of 1992. FAS 109, which requires the asset and liability method of accounting for income taxes and the calculation of deferred taxes using enacted tax rates, resulted in a net after-tax cumulative charge of $31 million in 1993.

  On October 14, 1993, the Company made a tender offer to acquire 51% of the shares outstanding on a fully diluted basis of Copley Pharmaceutical, Inc. ("Copley"). The aggregate purchase price of the transaction is approximately $546 million. The Company plans to obtain the required financing for the proposed acquisition through a revolving credit agreement with its parent, Hoechst Corporation. The offer will expire on November 10, 1993 unless extended pursuant to its terms. Copley develops, manufactures and markets a broad range of off-patent prescription and over-the counter pharmaceuticals. Copley had fiscal 1992 sales of $52 million and net income of $12 million.

RATIO OF EARNINGS TO FIXED CHARGES

   The ratio of earnings to fixed charges for the third quarter and first nine months of 1993 was 2.3 and 2.9, respectively, compared to 2.3 and 3.3 for the 1992 periods. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from operations before fixed charges, minority interests, income taxes and cumulative effect of accounting change. Fixed charges consist of interest and debt expense, capitalized interest, the estimated interest portion of rents under operating leases and the majority-owned preferred stock dividend requirements.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents of $151 million at September 30, 1993 represented a decrease of $62 million from 1992 year end. This decrease resulted primarily from net cash provided by operating and financing activities of $162 million and $32 million, respectively, more than offset by cash used in investing activities of $264 million.

   At September 30, 1993, the Company had $233 million of commercial paper outstanding. During the first nine months, the Company borrowed $190 million and repaid $140 million under revolving credit lines with banks and Hoechst Corporation. During 1993, the Company redeemed $15 million of its 13% senior notes and $7 million of its 8% notes. The Company paid its parent a dividend of $85 million in the first quarter.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

  The Company had outstanding an aggregate $25 million of medium-term notes at September 30, 1993. The Company may sell from time to time up to an additional $384 million of such notes. The proceeds from any medium-term notes sold will be used for general corporate purposes.

   Consolidated capital expenditures for the first nine months of 1993 were $423 million, an increase of $27 million from the same period in 1992. Full year 1993 capital expenditures are projected to be $550 million.

   The Company expects that its capital expenditures, investments and working capital requirements will continue to be met primarily from internally generated funds from operations. However, the Company may, due to the timing of funding requirements or investments, supplement its liquidity from external or affiliated sources. Such sources may include the Company's medium-term note shelf registration or other securities, its commercial paper program or loans from its parent or Hoechst AG and affiliates.

PART II - OTHER INFORMATION


   Pursuant to the requirements of the Securities and Exchange Act of 1934, this form 10-Q has been signed on behalf of the Registrant by its Chief Accounting Officer who is authorized to sign on behalf of the Registrant.

                                           Hoechst Celanese Corporation


                                           /s/ R.W. Smedley
                                               Vice President and Controller

February 1, 1994