Form 10-K
period 1993-12-31
HOECHST CELANESE CORP
filed 1994-03-29
CIK 812427

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       [Fee Required]
       For the Fiscal Year ended December 31, 1993

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
       For the transition period from to ____________ to _____________

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

         Securities registered pursuant to Section 12(b) of the Act:   None

         Securities registered pursuant to Section 12(g) of the Act:   None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X  No
                                                 ____    ____

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. All voting stock is held by an affiliate of the registrant.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 1, 1994 there were 10,000 shares of Hoechst Celanese Corporation common stock outstanding. All of such shares are owned by the registrant's parent, Hoechst Corporation.

NOTE: Unless the context otherwise requires, when used in this 1993 Annual
      Report on Form 10-K ("10-K") "Hoechst Celanese" and the "Company" includes the consolidated corporation or any one or more of its subsidiaries, divisions or joint ventures, as applicable.


                               TABLE OF CONTENTS


- ------------------------------------------------------------------------------
ITEM                                                                      PAGE
- ------------------------------------------------------------------------------
                                     PART I
  1.  Business...........................................................    1
  2.  Properties.........................................................    9
  3.  Legal Proceedings..................................................   10
  4.  Submission of Matters to a Vote of Security Holders................   13

                                    PART II

  5.  Market for Registrant's Common Equity and Related
       Stockholder Matters...............................................   14
  6.  Selected Financial Data............................................   14
  7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations...............................   14
  8.  Financial Statements and Supplementary Data........................   21
  9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure...............................   51

                                    PART III

  10.  Directors and Executive Officers of the Registrant................   51
  11.  Executive Compensation............................................   54
  12.  Security Ownership of Certain Beneficial Owners and Management....   57
  13.  Certain Relationships and Related Transactions....................   57

                                    PART IV

  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..   58

                                      (i)

                                     PART I

ITEM 1.  BUSINESS


THE COMPANY

  The Company was formed in 1918 and was renamed Hoechst Celanese Corporation in February 1987. The Company manufactures and sells, principally to industrial customers, a diversified line of products including textile and technical fibers; acetate cigarette filter tow; specialty and bulk chemicals and pharmaceuticals; prescription drugs; crop protection products; veterinary pharmaceuticals and animal-feed additives; engineering plastics; polyethylene; presensitized offset printing plates; dyes and pigments; and polyester film. The Company's operations are currently segmented as follows: Chemicals; Fibers and Film; Specialties and Advanced Materials (comprised of the Advanced Materials Group and Specialty Chemicals Group); Life Sciences and Advanced Technology.

  The Company is wholly owned by Hoechst Corporation, which in turn is wholly owned by Hoechst Aktiengesellschaft ("Hoechst AG"), a large chemical company headquartered in Frankfurt, Federal Republic of Germany. Hoechst AG and its consolidated entities (the "Hoechst Group") consist of over 270 companies. The Hoechst Group operates in more than 120 countries. The Hoechst Group's sales in 1993 were approximately $27.7 billion. See "Certain Relationships and Related Transactions." The Hoechst Group is one of the largest manufacturers of prescription drugs and one of the four largest producers and marketers of chemicals and chemical-related products in the world.

  Beginning January 1, 1991, the Company consolidated Celanese Mexicana, S.A. ("Celmex"), a 40-percent-owned affiliate, in its financial statements. Hoechst Celanese with Hoechst AG owns 51 percent of the outstanding voting shares of Celmex. The Company previously accounted for Celmex under the equity method.

  In November 1993, the Company acquired 52.96 percent of the outstanding shares of Copley Pharmaceutical, Inc. ("Copley"), a generic drug manufacturer, in a tender offer for an aggregate purchase price of $546 million.

  The Company's principal executive offices are located at 1041 Route 202-206, Bridgewater, New Jersey 08807; its mailing address is Route 202-206, Post Office Box 2500, Somerville, New Jersey 08876-1258; and its telephone number is (908) 231-2000.


DESCRIPTION OF BUSINESS SEGMENTS

CHEMICALS SEGMENT

  This segment consists of Hoechst Celanese Chemical Group, Inc., the chemical operations of Celmex and the chemical operations of Celanese Canada Inc. ("Celanese Canada"), approximately 56% owned by the Company. The Company entered the petrochemical field in the United States in 1945, primarily to obtain supplies of acetic acid and related chemical raw materials for its fibers operations. As its internal chemical usage expanded and additional products were developed, the segment began selling chemicals to others. This segment employs approximately 4,100 people and produces more than 60 different chemicals.

  The segment produces chemicals by upgrading hydrocarbons such as ethylene, propylene, natural gas and butane. The hydrocarbon raw materials are purchased on the open market, principally under long-term contracts.

  The major chemicals produced fall into two broad product groups: (1) methyl chemicals, oxo-alcohols and solvents; and (2) acetyl chemicals, monomers and ethylene oxide/glycol. Methyl chemicals are principally used in plastics, polyesters, adhesives, solvents, synthetic lubricants, fuel additives and coatings. Ethylene oxide/glycol, oxo-alcohols and solvents are principally used in surfactants, coatings, rocket propellants, antifreeze, herbicides and polyesters. Monomers and acetyl chemicals are primarily used in water-based paints, adhesives, textile finishes, paper coatings, manufactured fibers, pharmaceuticals, herbicides and plastics.

  With respect to substantially all of its major products, this segment is either the largest or second largest United States merchant market supplier. Other major United States producers are: of methyl chemicals, Borden, Inc., E.I. duPont de Nemours & Co., Inc. ("duPont"), Georgia-Pacific Corporation and Hercules Incorporated; of alcohols, duPont, Eastman Chemical Products, Inc. ("Eastman"), Shell and Union Carbide Corporation; and of monomers and acetyl chemicals, BASF, duPont, Eastman, Quantum Chemical Corporation, Rohm and Haas Co. and Union Carbide Corporation.

  Celmex is the sole or a major Mexican producer of a variety of products including vinyl acetate, acetic acid, acetic anhydride, acrylates, and phthalic anhydride. A substantial portion of the chemical production of Celmex is sold in the export market, in competition with world producers.

  Celanese Canada is the sole or a major Canadian producer of acetic acid, acetic anhydride, formaldehyde, pentaerythritol and vinyl acetate monomer. A substantial portion of the chemical production of Celanese Canada is sold in the export market, in competition with world producers. Celanese Canada operates a world scale methanol unit at its Edmonton plant site in Alberta. The methanol operation is owned by Celanese Canada and the Company. Other major Canadian producers of methanol are Nova Corporation of Alberta and Methanex Corporation (formerly Ocelot Industries Ltd.).

  Utilizing both acquired and internally developed technology, the segment is continually working to upgrade its chemical processes to improve energy, raw material and capital utilization. By producing a number of its major chemicals at different plant locations, the segment attempts to avoid or minimize the effect of production disruptions at any one location.

FIBERS AND FILM SEGMENT

  This segment is comprised of the following business areas: Textile Fibers, Technical Fibers and Polyester Resins and Films. The Fibers and Film segment employs approximately 17,200 people and operates plants in the United States and abroad. The major product lines include: polyester staple, filament, resins, monofilament, spunbond and film; acetate filament and tow; purified terephthalic acid ("PTA"); dimethylterephthalate ("DMT") and polybenzimidazole ("PBI"). The Company is one of the largest producers of manufactured fibers in the United States. It is also one of the leading producers of polyester film. The Company conducts research and development, manufactures, markets and sells a combination of branded and unbranded fibers and film products for a wide variety of end uses. The Company sells most of its fibers and yarns directly to textile mills, tire manufacturers, cigarette makers and other intermediate processors. Among the internationally registered trademarks are: Trevira(R), Celebrate!(R), Hostaphan(R) and Trespaphan(R).

  Polyester staple and filament, commonly recognized by their Trevira(R) trademark, are principally used in wearing apparel, upholstery, floor coverings, home furnishings, and woven and non-woven fabrics. Polyester staple and filament are also used in tires, belts, hoses, thread and plastic reinforcement.

  The Company is one of the largest producers in the United States of cellulose acetate products. Cellulose acetate flake is produced for sale or conversion to acetate tow for use in cigarette filters and to filament used in apparel and industrial applications. Polyester monofilament is used in zippers, conveyor belting and dryer and forming screen applications in the paper industry. Roofing and geotextile applications are the primary end uses for polyester spunbond. Polyester resins are primarily used in beverage, pharmaceutical and other containers and for the manufacture of polyester fibers.

  In 1991, the Company entered into a worldwide joint venture agreement with Hoechst AG and certain Mitsubishi companies to establish a joint venture for the production, marketing and sale of polyester film. The joint venture has regional centers in the United States, Germany and Japan. As provided by the joint venture agreement, the Company's polyester film business, in January 1992, was transferred to a partnership, the partners of which are subsidiaries of the Company and Mitsubishi.

  Hostaphan(R) polyester film, manufactured by the Company, is used in many consumer products including audio, video and computer tape; food packaging; solar window film; labels and decals; graphic arts film; photoresist; and other electronics applications. Trespaphan(R) polypropylene film is imported for resale from other companies in the Hoechst Group and is used in packaging, capacitors, pressure sensitive tape and electric motor insulators.

  The key raw materials used by the Fibers and Film segment in production are either supplied internally or purchased on the open market, generally under long-term contracts. Polyester fibers are produced from PTA or DMT, which are either purchased from other suppliers or produced by Cape Industries, 100% owned by the Company, and ethylene glycol which is purchased from other suppliers and is also produced by the Company. Acetate fibers are made principally from acetic anhydride produced mainly by the Company and from wood pulp purchased by the Company. See "Business-Raw Materials and Energy."

  Major manufactured polyester and acetate fibers competitors include: Allied-Signal, Inc., duPont, Eastman, ICI Americas, Inc. ("ICI"), Rhodia AG and Wellman, Inc.

  Major United States and foreign polyester film producers include: duPont, ICI, Toray Industries (America), Inc. and Teijin America, Inc. Competing producers of PTA and DMT in the United States are Amoco Chemicals Corporation and duPont, respectively.

  Celmex is the sole or a major Mexican producer of a variety of products including polyester high denier industrial yarn, industrial staple, textile staple and filament, carpet staple, textile nylon filament, industrial nylon filament, cellulose acetate flake, yarn, and cigarette filter tow, polyester bottle resin, laminated and printed film and bioriented polypropylene. Celanese Canada is the sole or a major Canadian producer of a variety of products including polyester, textile staple, carpet staple, cellulose acetate filament yarn, cellulose acetate flake and cigarette filter tow. A substantial portion of the fibers production of both Celmex and Celanese Canada is sold in export markets in competition with world producers.

  The Company (owning approximately a 30% interest) and China National Tobacco Company are involved in a joint venture that manufactures cellulose acetate tow for cigarette filters at a facility in Nantong, People's Republic of China. Two more joint venture manufacturing sites for the same product are under construction and expected to come on stream in late 1995. They are located at Kunming and Zhuhai, People's Republic of China.

SPECIALTIES AND ADVANCED MATERIALS SEGMENT

  This segment consists of the Advanced Materials Group and Specialty Chemicals Group. This segment employs approximately 4,000 people and produces, imports and sells a wide variety of specialty products.

  Advanced Materials Group. The Advanced Materials Group produces a variety of high-performance engineering thermoplastics, including acetal copolymer sold under the trademarks Celcon(R) and Hostaform(R), Celanese(R) nylon 6/6 resins, thermoplastic polyester sold under the trademarks Celanex(R) and Impet(R), liquid crystal polymers sold under the trademark Vectra(R), long fiber-reinforced thermoplastics sold under the trademark Celstran(R) and thermo-plastic alloys sold under the trademark Vandar(R), as replacements for metals and other plastics in a wide variety of end uses. The Group's product lines also include Hostalen(R) GUR, ultra high molecular weight polyethylene. The Company produces the basic raw materials for Celcon(R), Celanex(R), Impet(R) and Vandar(R) resins and purchases them for Celanese(R) nylon 6/6 and Vectra(R) and Celstran(R) resins. Other major United States producers of one or more similar engineering thermoplastics are duPont, General Electric Company and BASF. The Group also resells

Hostaflon(R) fluoropolymers manufactured by Hoechst AG.The Company participates in Fortron Industries, a joint venture (with a 50% interest; Kureha Chemical Industry Co., Ltd. ("Kureha") having a 50% interest). The joint venture has completed the construction of a plant to manufacture Fortron(R) polyphenylene sulfide. Since 1987 the Company has marketed Fortron(R) which is manufactured by Kureha.

  The Company participates in Polyplastics Co., Ltd. (with a 45% interest; Daicel Chemical Industries, Ltd. having a 55% interest) which produces and sells acetal copolymer, thermoplastic polyester resins and other polymeric products and in Ticona Polymerwerke GmbH (with a 41% interest; Hoechst AG having a 59% interest) which produces acetal copolymer resins marketed by both Hoechst AG and the Company. The Company also participates in Taiwan Engineering Plastics Co., Ltd. (with a 12% interest; Polyplastics Co., Ltd. having a 30% interest; Hoechst AG a 32% interest; Hoechst Taiwan Co., Ltd. a 1% interest; and Chang Chun Group a 25% interest) which produces and markets acetal copolymer resins.

  Specialty Chemicals Group. This Group's product lines include: textile dyes, organic pigments, colorant and additive masterbatches, resins, sodium hydrosulfite, surfactants, and other specialty chemicals which are mainly used in the textile, ink, pulp and paper, paint, coatings, plastics, personal care, detergent and food processing industries; organic intermediates used for synthesis of dyes, pigments, pharmaceuticals, cosmetics, agricultural chemicals, photochemicals, plastics, adhesives, and other chemical products; inorganic chemicals sold for broad industrial use, including pharmaceuticals, electrical and battery equipment and oil drilling; superabsorbent polymers used in personal care products; waxes and lubricants used for polish and plastics processing applications; a complete range of color and liquid photoresists and ancillaries used in the manufacture of internationally registered trademarks are: Remazol(R) dyes; Genapol(R) and Hostapon(R) surfactants; Sanwet(R) superabsorbent polymers (a registered trademark of Sanyo Chemical Industries, Ltd. licensed to the Company); and AZ(R) liquid photoresist.

  The Group also produces and sells Enco(R) printing systems which include presensitized printing plates, pre-press color proofing films and a complementary line of processing chemistry and equipment used by the graphic arts industry. The Group is among the leading suppliers of presensitized offset printing plates in the United States. Major U.S. competitors in offset printing plates are Minnesota Mining and Manufacturing Company, Polychrome Corporation, Eastman Kodak Co., duPont and Fuji Photo Film Company, Ltd. Aluminum for printing plates is purchased on the open market from a limited number of suppliers.

  The Group's product lines also include Sunette(R) (acesulfame K) a new high-intensity sweetener, Celgard(R) microporous membranes, Separex(R) gas membrane systems, and ultra fine polyolefin powders.

LIFE SCIENCES SEGMENT

  This segment consists of Hoechst-Roussel Pharmaceuticals Incorporated ("HRPI"), Bulk Pharmaceuticals and Intermediates ("BPI") which includes the Pharmaceutical Production Division ("PPD"), Hoechst-Roussel Agri-Vet Company ("HRAVC") and Copley. This segment employs approximately 2,700 people. Its operations encompass the research and development, production and marketing of branded and generic prescription drugs, bulk pharmaceutical chemicals, veterinary pharmaceutical products, animal-feed additives and crop protection products.

  HRPI. The Company's prescription drug business is conducted through HRPI, a majority owned subsidiary. HRPI has two classes of common stock: Class R and Class H Common Stock. Class R Common Stock has 20% of the total voting rights and is owned entirely by Roussel-Uclaf, S.A. ("RU"), a French pharmaceutical company which is majority owned by Hoechst AG. Class H Common Stock has 80% of the total voting rights and is owned entirely by the Company. RU also owns warrants which, if exercised, would increase RU's interest in HRPI to 50% by 1994.

  The major products of HRPI are prescription drugs which are promoted by its field sales force to health professionals in physicians' offices, pharmacies, hospitals, group purchasing organizations and managed care organizations. Major products include: Altace(TM) (ramipril), Claforan(R) (cefotaxime sodium), DiaBeta(R) (glyburide), Lasix(R) (furosemide), Loprox(R) (ciclopirox olamine), Topicort(R) (desoximetasone), Dermatop(R) (prednicarbate) and Trental(R) (pentoxifylline).

  Altace(TM) is an ACE-inhibitor antihypertensive. Claforan(R) is an antibiotic used in the treatment of serious infectious diseases. DiaBeta(R) is an oral antidiabetic. Lasix(R) is a diuretic used for the mobilization of edema of varied origin. Loprox(R) is a topical antifungal. Topicort(R) is a high potency topical corticosteriod anti-inflammatory. Dermatop(R) is a mid-potency topical corticosteroid anti-inflammatory. Trental(R) is a hemorrheologic agent to relieve intermittent claudication (leg cramping pain associated with peripheral arterial disease).

  HRPI's major competitors include: for ACE-inhibitor antihypertensive, Merck & Co., Inc. and Bristol Myers Squibb; for diuretics, Merck & Co., Inc., SmithKline Beecham PLC and Hoffman-LaRoche Inc.; for oral antidiabetics, The Upjohn Company and Pfizer Inc.; for vasotherapeutics, Sandoz Corporation; for third generation cephalosporin antibiotics, Hoffman-LaRoche Inc., Glaxo, Inc., and Eli Lilly & Company; and for dermatologicals, Syntex Laboratories, Inc. and Schering-Plough Corporation.

  Active ingredients for HRPI's major products are produced by PPD or imported from Hoechst AG or RU. Formulation and packaging of most products are performed in the United States by HRPI under strict manufacturing practices governed by the United States Food and Drug Administration (the "FDA"). Other products are imported from companies in the Hoechst Group and are subject to the same FDA regulations.

  HRPI conducts research concentrated on the discovery of compounds which act on the central nervous system (e.g., Alzheimer's disease and schizophrenia) and those which treat diseases of the skin. At this time, HRPI is awaiting approval from the FDA of one new drug product. Approximately 22 additional products are in clinical investigation under FDA Investigational New Drug Applications. In addition, HRPI has the right of first refusal to market all future new Hoechst AG and RU pharmaceutical products in the United States.

  Copley. The company's generic drug business is conducted through its participation in Copley. Copley develops, manufactures and markets a broad range of off-patent prescription and over-the counter pharmaceuticals.

  BPI is a supplier of bulk analgesics, pharmaceutical bulk actives and pharmaceutical intermediates. The Company participates in BHC Company (with a 50% interest: Boots Company PLC having a 50% indirect interest) which manufactures and markets bulk ibuprofen. BHC's major competitor is Ethyl Corporation. BPI also manufactures acetaminophen for which its major competitors include Mallinckrodt Corporation and Rhone-Poulenc Corporation. PPD produces and supplies HRPI with active ingredients for DiaBeta(R), Lasix(R), Topicort(R) and Trental(R) products.

  HRAVC. HRAVC is a partnership between a wholly owned subsidiary of the Company (50%) and Uclaf Corporation (50%), which is indirectly wholly owned by RU. HRAVC is involved in developing and marketing animal health and crop protection products. It is anticipated that in 1994 the crop protection activities of HRAVC will be merged with NOR-AM Chemical Company, Inc. a wholly owned subsidiary of Schering Berlin Inc. The resulting partnership will be 60% owned by a wholly owned subsidiary of the Company.

  HRAVC's animal health products consist primarily of veterinary pharmaceuticals and animal-feed additives. HRAVC's crop protection products are used with four of the five major United States crops: wheat, soybeans, cotton and rice.

  HRAVC's products are promoted by a field sales force and primarily marketed through distributors. Animal health products are manufactured under tolling arrangements with HRPI and in some cases other toll manufacturers. The active ingredients for these products are imported from other companies in the Hoechst Group.

ADVANCED TECHNOLOGY SEGMENT

  This segment consists of the Advanced Technology Group and includes research and development costs to seed and develop new businesses. These costs are not borne by any group and are shown separately beginning in 1993. Prior to 1993 this group was included in the Specialities and Advanced Materials segment. Emerging businesses are primarily based on products or processes that have been developed by the Company or other companies in the Hoechst Group. This segment employs 1,000 people.

RESEARCH AND DEVELOPMENT

  The Company conducts research and development both independently and jointly with Hoechst AG and, additionally, has been a party to a broad research and development cost-sharing agreement with Hoechst AG since January 1, 1988.

  The Company is continuing to expand its own research and development activities in areas where specific developments for the United States market increase the Company's competitiveness.

  Research and development costs are included in expenses as incurred. The Company's research and development costs for 1993, 1992 and 1991 were $258 million, $262 million and $261 million, respectively. Management intends to maintain the Company's research and development expenditures in 1994 at approximately the same level as 1993.

  At December 31, 1993, approximately 2,000 employees, including approximately 1,000 professionals, were engaged in basic and applied research and development at the Company. These individuals work in coordination with the Hoechst Group's research and development personnel in the Federal Republic of Germany and other parts of the world. The Hoechst Group in turn has access to a significant portion of the Company's technology, know-how and patent rights. The Hoechst Group is one of the leading research-oriented chemical companies in the world, employing approximately 15,300 persons in its various research and development laboratories. Research and development expenditures of the Hoechst Group amounted to approximately $1.8 billion in 1993. Based on individual license agreements and the cost-sharing agreement, the Company has access to a significant portion of the Hoechst Group's technology, know-how and patent rights for the United States and other markets, including licenses for new developments.

  The Company's United States research and development facilities are located in Auburn Hills, Michigan (automotive plastic applications); Branchburg, New Jersey (photoresists); Bridgewater, New Jersey (pharmaceuticals); Charlotte, North Carolina (textile and technical fibers, specialty chemicals, separations products and polyester resins); Corpus Christi, Texas (chemicals, pharmaceutical intermediates and bulk actives); Coventry, Rhode Island (organic intermediates, dyes, pigments and specialty chemicals); Greer, South Carolina (polyester film); Winona, Minnesota (advanced materials); Florence, Kentucky (advanced materials); Portsmouth, Virginia (superabsorbent polymers) and Summit, New Jersey (advanced materials, polymers and engineering plastics).

MARKETING AND COMPETITION

  The Company's products are generally sold in the United States directly or through distributors or agents. Foreign subsidiaries and affiliates sell principally through local sales personnel or agents. With the exception of products sold by the Life Sciences segment, the principal customers worldwide are other manufacturers which use the Company's products in a wide variety of industrial and consumer products. Products sold by the Life Sciences segment are primarily sold through wholesalers and distributors.

  In general, the Company sells its products in highly competitive worldwide markets. The number of competitors in a market or country and the Company's competitive position vary widely with the products and countries involved. See specific discussion of competitors in "Description of Business Segments" above. There is growing competition from private and state-owned industries in certain foreign countries in which there is an abundance of low-cost labor or raw materials. This competition has a direct or indirect effect on many product lines. For example, in the area of textile fibers, business is impacted by fabric and apparel imports into the United States, Canada and Mexico, particularly from the Far East. Depending upon the characteristics of the particular market, the Company competes on the basis of price, product quality and performance, technical support and customer service. Within the Chemicals and Fibers and Film segments, the Company competes primarily on the basis of price, product quality and performance. In general, Specialties and Advanced Materials products are sold based on product performance, technical support and, to a lesser extent, price. Life Sciences products compete based on product performance as well as technical support and expertise. The Company's business is affected to some degree by seasonality in the industries of its customers such as automotive, housing, agriculture, printing and textiles.

  The business is also sensitive to changes in the world economy, including changes in currency exchange rates. Operations outside the United States are subject to the economic and political risks inherent in the countries in which they operate. Additionally, the export and domestic markets can be affected significantly by import laws and regulations and energy cost differentials. During 1993, the Company's export sales from the United States were 12.3% of consolidated net sales.

  Indirect marketing activities of the Company are extended through technical and educational services, advertising and promotion. These activities reach each level of the manufacturing and distribution system, as well as consumers of apparel, home furnishings and industrial products. Product development and technical service personnel supplement direct sales efforts by assisting customers in using existing products and developing new ones.

RAW MATERIALS AND ENERGY

  Most of the Company's products are made by chemically processing and upgrading several basic types of raw materials including petroleum hydrocarbons and derivatives, natural gas, wood pulp and aluminum. These derivatives include ethylene and paraxylene, which are primarily supplied by major United States and Canadian oil companies. Raw materials are purchased from affiliated and non-affiliated suppliers throughout the world.

  The Company's production facilities rely largely on coal, fuel oil, natural gas and electricity for energy.

  The Company currently has adequate supplies or access to sources of all purchased raw materials and energy for the foreseeable future. The Company does not consider itself dependent upon any one supplier for a material amount of its raw material or fuel purchases. However, in the United States, wood pulp (a raw material for cellulosics) is largely obtained from two suppliers, and Cape Industries is the sole supplier of DMT and is one of two suppliers of PTA used in the production of polyester. Celmex purchases the majority of its raw materials from Petroleos de Mexico.

  In addition, some active ingredients and other raw materials used by the Life Sciences segment, as well as the Specialty Chemicals and Advanced Technology Groups, are supplied by other companies in the Hoechst Group.

GOVERNMENT REGULATIONS

  The pharmaceutical, agricultural and veterinary industries in the United States have for many years been subject to extensive regulations by the Federal government and to an increasing extent by state agencies, primarily as to product efficacy, safety, advertising and labeling. The general trend is toward more stringent regulations. Such regulations affect the cost of developing and marketing products.

  The Company believes it is in substantial compliance with all environmental, health and safety regulations and continues to devote attention to the health and safety of its employees and the protection of the public health and the environment in the regions where it operates. Such compliance has not had an adverse effect on the Company's competitive position or business. The Company cannot predict the effect of regulations which may be adopted in the future by governmental bodies responsible for air, water and solid waste pollution controls and employee and community health and safety.

  In November 1990, Congress passed, as part of the Omnibus Budget Reconciliation Act, legislation requiring pharmaceutical manufacturers to extend rebates to state Medicaid agencies based on each state's reimbursement of pharmaceutical products under the Medicaid program effective January 1, 1991. Medicaid rebates and related state programs reduced net sales and operating income by $26 million in 1993, $24 million in 1992 and $12 million in 1991.

PATENTS AND LICENSES

  The Company owns, or is licensed under, more than 4,500 patents relating to its products and manufacturing processes, some of which are important to specific commercial operations. No single patent or group of patents is considered material to the business as a whole. The Company's principal licenses are either continuing licenses from third parties or relate to patents and know-how owned by other companies in the Hoechst Group. Generally in the latter cases, the licenses require no specific payment because, overall, the research and development costs have been shared. In cases where license fees are involved with the Hoechst Group, they are generally based on percentages of sales and do not require minimum payments. Management believes that the terms of such license agreements are similar to those competitively negotiated between unrelated parties.

  The Company has developed and acquired technical information and owns patents in the chemicals, fibers, life sciences, specialties and advanced materials fields, some of which have been licensed to affiliates and others worldwide.

EMPLOYEES

  At December 31, 1993, worldwide employment for the Company was approximately 29,900. The Company employed about 9,000 persons outside the United States. In the United States, fewer than one-fourth of the plants and employees are organized by labor unions. Most labor agreements are for terms of three years. The Company offers comprehensive benefit plans for employees and their families and believes relations with employees are satisfactory.

ENVIRONMENT

  The Company's worldwide operations are subject to environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

  In 1993, combined worldwide expenditures, including third party and divested sites, for compliance with environmental control regulations and internal Company initiatives totaled $294 million, of which $149 million was for capital projects. In both 1994 and 1995, total annual environmental expenditures are expected to be approximately $300 million, of which $125 million is for capital projects. It is anticipated that stringent environmental regulations will continue to be imposed on the Company and the industry in general. Although the Company cannot predict expenditures beyond 1995, management believes that the current spending trends will continue.

  The Company may be subject to claims brought by Federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the Federal Comprehensive Environmental Response Compensation and Liability Act ("Superfund") and related state laws for investigation and cleanup costs at approximately 100 sites. At most of these sites, numerous companies, including either the Company or one of its predecessor companies, have been notified that the United States Environmental Protection Agency ("EPA"), state governing body or private individuals consider such companies to be potentially responsible parties under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is in litigation. The Company has accrued its best estimate of its ultimate liability for investigation or cleanup costs, but, due to the many variables involved in such estimation, the ultimate liability may vary. Expenditures for investigation, clean up and related activities have been $31 million for the three years ended December 31, 1993 with expenditures in no year greater than $13 million.

SEGMENT AND GEOGRAPHICAL INFORMATION

  See Note (14) of Notes to Consolidated Financial Statements for Segment and Geographical Information.

ITEM 2.  PROPERTIES

  The Company owns and operates various manufacturing facilities within the United States and abroad. It also owns or leases facilities related to its operations such as warehouses, pipelines, tolling operations, research and development and sales offices.

  The Company's principal manufacturing facilities, which are owned by the Company (unless otherwise indicated), are summarized below:

CHEMICALS SEGMENT:

               U.S.
Bay City, Texas..............  Vinyl acetate, acetaldehyde, butanol, propanol, synthetic fatty acids
Bishop, Texas................  Methanol, formaldehyde, pentaerythritol, trimethylolpropane, butyl acetate
Bucks, Alabama...............  Amines
Clear Lake, Texas............  Acetic acid, ethylene oxide and glycol, vinyl acetate, acrylic acid and esters
Pampa, Texas.................  Acetic acid, acetic anhydride,  ethyl acetate, methyl ethyl ketone, acrylic esters
Portsmouth, Virginia.........  Specialty amines
Rock Hill, South Carolina....  Formaldehyde

               NON-U.S.
Celanese Canada:
 Edmonton, Alberta...........  Acetic acid, acetic anhydride, formaldehyde, methanol*, pentaerythritol, vinyl acetate
Celmex:
 Cangrejera, Veracruz........  Acetic acid, vinyl acetate, dimethyl formamide, methyl amines, acetic anhydride and acrylic acid
 Celaya, Guanajuato..........  Ketones, acetic acid esters, solvents, acetic anhydride
 Cosoleacaque, Veracruz......  Acrylic acid esters

FIBERS AND FILM SEGMENT:

               U.S.
Greer, South Carolina**......  Polyester film and resins
Narrows, Virginia............  Acetate filament and flake, cigarette filter tow
Rock Hill, South Carolina....  Acetate filament and flake, PBI
Salisbury, North Carolina....  Technical and textile polyester staple and filament fibers and polyester resins
Shelby, North Carolina.......  Technical and textile polyester filament fibers
Spartanburg, South Carolina..  Technical and textile polyester staple, polyester resins, spunbond and monofilament
Wilmington, North Carolina...  PTA, DMT and terate resins

- ----------
*The methanol operation is owned by Celanese Canada and the Company. **Polyester film assets are owned by a partnership. See "Business--Description of Business Segments"(Item 1).

                 NON-U.S.
Hoechst Celanese S.A.:
 Lanaken, Belgium............  Acetate and triacetate filament fibers, cigarette filter tow
Celanese Canada:
 Drummondville, Quebec.......  Acetate filament fibers
 Edmonton, Alberta...........  Cellulose acetate flake and cigarette filter tow
 Millhaven, Ontario..........  Polyester staple fibers
Celmex:
 Ocotlan, Jalisco............  Nylon, cellulose acetate flake, filament and cigarette filter tow and polyester filament and
                                resins
 Queretaro, Queretaro........  High denier nylon, polyester staple and filament
 Toluca, Mexico..............  Polyester staple and high denier polyester and nylon filaments
 Zacapu, Michoacan...........  Bioriented polypropylene film, laminated printed films and cellulosic casings

SPECIALTIES AND ADVANCED
 MATERIALS SEGMENT:

Bayport, Texas*..............  Ultra high molecular weight polyethylene
Bishop, Texas................  Engineering plastics, acetaminophen and ibuprofen
Branchburg, New Jersey.......  Presensitized offset printing plates, proofing films, liquid photoresist
Bucks, Alabama...............  Sodium hydrosulfite, sulfur dioxide, sodium bisulfite solution
Charlotte, North Carolina*...  Microporous membranes
Chester Township, Pennsylvania Compounded fluoropolymers
Coventry, Rhode Island.......  Dyes, pigments, organic intermediates
Florence, Kentucky...........  Engineering plastics
Leeds, South Carolina........  Sodium bisulfite solution, sodium hydrosulfite, sodium hydrosulfite solution, specialty blended
                                products
Mount Holly, North Carolina..  Dyes, resins, surfactants and other specialty chemicals
Portsmouth, Virginia.........  Superabsorbent materials
Shelby, North Carolina.......  Engineering plastics
Wilmington, North Carolina...  Polyphenylene sulfide
Winona, Minnesota............  Engineering plastics

LIFE SCIENCES SEGMENT:

Bridgewater, New Jersey......  Prescription and proprietary drugs for human use and veterinary pharmaceuticals
Coventry, Rhode Island.......  Bulk pharmaceutical chemicals
Canton, Massachusetts........  Generic pharmaceuticals

  Management believes that the Company's properties are suitable for its business and have adequate productive capacities to meet current and future business requirements.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is a defendant in a number of lawsuits, including environmental, product liability and personal injury actions. Certain of these lawsuits are or purport to be class actions. In some of these cases, claimed damages are substantial. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits, management believes, based on the advice of legal counsel, that adequate provisions have been made for probable

- ----------
* This facility is leased.

losses with respect thereto and that the ultimate outcome will not have a material adverse effect on the financial position of the Company, but may have a material effect upon the results of operations in any given year.

  The Company was named in 1986, 1987, 1988 and 1991 as one of numerous defendants in fourteen lawsuits in the Twenty-First Judicial District Court, Parish of Livingston, Louisiana. These lawsuits arose out of shipments of allegedly toxic waste to a waste oil processing site in Livingston Parish, Louisiana. Claims totalling approximately $20 billion are being made against the defendants for property damages, personal injury and psychological and other damages. While a class consisting of approximately 3,000 plaintiffs has been certified by the court, it is difficult to assess the extent to which the Company may be liable, if at all, since individualized claims of class members are involved. However, considering the number of potentially responsible parties (over 80 defendants in each case), many of which are substantial corporations, and the Company's small proportion of the total volume of waste sent to the site (well under one percent), management believes, based on the advice of legal counsel, that its portion of such liability (including any site clean up costs) would not have a material adverse effect on the financial position of the Company or results of operations. Trial is expected to begin in late 1994. The Company is defending itself vigorously in these proceedings.

  In February 1990, Region IV of the EPA issued a notice of violation to the Company at its Rock Hill, South Carolina plant alleging that the plant is subject to the benzene fugitive emission standard promulgated by the EPA under the Clean Air Act in 1984. The Company learned in September 1990 that Region IV referred the matter to the United States Department of Justice ("DOJ") for consideration of the appropriateness of enforcement. Although the Company has voluntarily agreed to meet the fugitive emissions standard at this facility as soon as possible, it is the Company's position that the facility properly determined in 1984 that it qualified for an exemption from the standard and, therefore, enforcement and sanctions are not appropriate. The DOJ and the EPA filed a complaint in July, 1992 in U.S. District Court in Columbia, South Carolina, asking the Court to set a penalty of not more than $25,000 per violation per day. The Company asked the EPA and the DOJ to consider an Alternate Dispute Resolution ("ADR") and they rejected ADR. The Company is defending itself vigorously.

  In November 1993, the DOJ filed a complaint similar to the complaint described above with regard to the Company's plant in Narrows, Virginia. It is the Company's position that the Narrows plant also qualified for the same exemption that applied to the Rock Hill plant. The Company is defending itself vigorously.

  During the second quarter of 1991, it was discovered that the Aston, Pennsylvania facility of Custom Compounding, Inc., a company acquired in December 1990, required an air permit. The Company in December 1993 voluntarily entered into an Administrative Consent Order with the Pennsylvania Department of Environmental Resources that would require the payment over a period of time of a penalty of $300 thousand.

  In late June 1991, the Company entered into an agreement with the EPA to participate in a voluntary program known as the "Toxic Substances Control Act -
Section 8 (e) CAP Program." Under this program, the EPA is allowing participating companies to conduct voluntary, retrospective self-audits, to submit newly discovered 8 (e) studies to the EPA and to pay a penalty of $6 thousand for each unreported study. Under the program, however, the total penalties to the Company cannot exceed $1 million. Based on the number of studies the Company's self-audit had identified by the end of August, 1992, it is now clear the Company's penalty, which is expected to be payable in mid to late 1995, will be the program's $1 million maximum amount.

  Under the terms of a December 1991 consent order with the City of Mount Holly, North Carolina (the "Consent Order"), the Company agreed with respect to its Mount Holly plant to meet certain effluent limits for its discharges to the City's water treatment plant and to upgrade its Mount Holly plant's pretreatment facility. The Consent Order establishes a date to "begin construction" of the pretreatment facility upgrade and requires the Company to pay a stipulated sum for each day it fails to comply with the schedule. The City has taken the position that the Company began construction late and has requested payment of $137 thousand. The Company disagrees with this position and, therefore, has not made such payment.

  The Company is a named defendant in twenty putative class actions, two of which have been certified as class actions as well as defendant in other non-class actions filed in nine states ("the Plumbing Actions"). In these lawsuits the plaintiffs typically seek recovery for alleged property damage to housing units, mental anguish from the alleged failure of plumbing systems, punitive damages, and, in certain cases, additional damages under the Texas Deceptive Trade Practices Act. The other defendants include United States Brass Corporation ("U.S. Brass")(formerly a wholly owned subsidiary of Household International, Inc.), Vanguard Plastics, Inc. ("Vanguard"), Shell Oil Company ("Shell") and E.I. duPont deNemours & Co., Inc. ("duPont"). Damage amounts are not specified. The plumbing systems were designed and manufactured primarily by U.S. Brass and Vanguard. The pipe was made from polybutylene resin supplied by Shell. The Company sold acetal copolymer resin and duPont sold acetal polymer resin to other companies who manufactured the fittings used in the plumbing systems. The class actions and the purported class actions are in the Superior Court of the State of Arizona in and for the County of Maricopa (two cases), in the Superior Court of the State of California for the Counties of San Diego (thirteen cases) and Stanislaus (one case), in the District Court of Clark County, Nevada (one case) and in the 2nd Judicial District Court of Washoe County, Nevada (one case), in the 164th Judicial District Court, Harris County, Texas (one case) and in the United States District Court for the Southern District of Texas (one case; filed, but not served). The Company does not believe its acetal copolymer was defective or caused the plumbing systems to fail. In many cases the Company's exposure may be limited by the fact that the other defendants and other responsible parties may be found liable in whole or substantial part or by invocation of the statute of limitations. The Company is defending itself vigorously in these actions. The Company has also commenced litigation against Household International, Inc. to recover, among other things, the portion of Plumbing Action judgements, settlements and expenses that are attributable to its former subsidiary, U.S. Brass.

  The Company and certain of its codefendants are currently involved in a nonbinding voluntary mediation effort relating to the plumbing claims with attorneys representing substantially all the plaintiffs in Texas cases and two uncertified nationwide class actions. This mediation seeks to settle the individual claims currently asserted in these Texas cases and to establish a nationwide framework for resolving future claims. However, it is currently too early to determine whether there will be any settlement of any of these pending or future claims, and, if there is a settlement, the manner in which it will be finally allocated among all the potentially responsible parties.

  Management believes that the Plumbing Actions are substantially covered by insurance. In September 1989, after being sued by one of its insurers in New York, the Company filed suit in the Superior Court of the State of Delaware in and for New Castle County against National Union Fire Insurance Co. of Pittsburgh, Pennsylvania, the primary general liability insurance carrier for the Company from April 1985 to May 1989 and a majority of the excess/umbrella carriers insuring the Company from 1978 to 1989, seeking a declaration that insurance coverage exists for these product liability claims. The insurers' New York action has been stayed and the Company's Delaware suit is proceeding. Negotiations with several of the carriers have resulted in settlement or agreements in principle to settle, resulting in substantial continuing coverage of the plumbing actions or cash payments for claims. There are ongoing discussions with several of the remaining insurers. Outside counsel believes that the Company has a substantial probability of prevailing in its litigation against the carriers.

  Management believes that the Plumbing Actions will not have a material adverse effect on the financial position of the Company, but may have a material effect upon the results of operations in any given year. See Note (15) of Notes to the Consolidated Financial Statements.

  In 1988 the Company was sued in Texas State Court by persons alleging injuries as a result of an explosion at the Pampa plant in November 1987. At various times since then the suit has been amended to add additional plaintiffs and to allege injuries resulting from exposure to chemicals either at the plant or in the surrounding environment as a result of plant activities. All explosion claims were settled in December 1990, but there remain approximately 900 "exposure" plaintiffs. Although many plaintiffs have not specified their alleged damages, those that have done so total in excess of $1.3 billion (including exemplary damages). The Santa Fe Railroad, also named as a defendant, has settled with plaintiffs for an undisclosed amount. The parties agreed on a case management order which provided for an initial trial of the claims of three families, chosen by plaintiffs as test cases, but with the agreement that any factual decisions in those cases would not have any effect on later cases. The claims of those families were abandoned by plaintiffs during a trial in the fall of 1993. A similar suit was filed by approximately 100 individuals ("Kingsmill" case) including many of the same plaintiffs, making similar exposure claims and claiming unspecified damages in Texas State court in Sweetwater (Nolan County) in September 1992. An agreement in principle to settle the remaining claims along with the Kingsmill claims has been negotiated with plaintiffs' lawyers. Management is of the opinion that any potential liability ultimately will be covered by insurance. The Company's insurance coverage for environmental matters is currently in litigation. A suit instituted by the Company, in February 1989, against certain of the Company's insurance carriers in the Superior Court, Somerset County, of the State of New Jersey, seeking coverage for environmental matters has been stayed in favor of a March 1989 suit in the Superior Court, Cleveland County, of the State of North Carolina, initiated by such insurance carriers. Both suits seek a determination whether certain of the Company's environmental liabilities are covered by insurance. Management believes that the Texas actions will not have a material adverse effect on the financial position of the Company or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA


                                              YEARS  ENDED DECEMBER 31,
                                      ---------------------------------------
                                       1993    1992    1991     1990    1989
                                      ------  ------  ------   ------  ------
                                                   (IN MILLIONS)
Net sales............................ $6,899  $7,044  $6,794   $5,881  $6,016
Operating income.....................    360     398     473      405     502
Earnings before cumulative effect of
 accounting change...................    140     134     172      201     267
Total assets.........................  7,917   7,044   6,630    6,082   6,062
Long-term debt.......................    879     830     752      741     803
Dividends declared...................     70      85      90      100     115

  Note: This table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Schedules.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following sections should be read in conjunction with Note (14) of Notes to Consolidated Financial Statements for Segment and Geographical Information.

RESULTS OF OPERATIONS

1993 COMPARED TO 1992

  Net sales of $6,899 million in 1993 were 2%, or $145 million, below 1992 sales. Life Sciences sales were slightly higher than in 1992, but sales declined in all other operating segments.

  Chemicals segment sales were lower than 1992 as increased volumes were offset by lower selling prices as a result of continued overcapacity. Fibers and Film segment sales declined from 1992 as reduced export volumes and selling prices were slightly offset by improved domestic volumes. Textile Fibers sales were level compared to 1992. Higher acetate filament sales volumes and prices reflect continuing strength in the fashion industry. These improvements were offset by lower volumes in North American polyester filament and lower selling prices for polyester staple that resulted from increased competitive pressures. In Technical Fibers, sales volumes and prices were lower than in 1992 as filter product shipments to the Far East decreased and overall selling prices declined due to excess worldwide capacity and the strengthening of the dollar in Europe. Tire and MRG (mechanical rubber goods) volumes were lower as a result of the weak European economy, while increased spunbond sales reflected a stronger domestic roofing market.

Polyester Resins and Films sales increased marginally over 1992 as packaging resin volumes increased due to higher demand, particularly in the Mexican market. After adjusting for the disposition of the high density polyethylene ("HDPE") business in 1992, Specialties and Advanced Materials sales improved as increased volumes offset lower selling prices. Specialty Chemicals sales were virtually unchanged as reduced selling prices, due to worldwide competitive pressures, and lower volumes, primarily in fine chemicals and printing products, were offset by increased selling prices and improved product mix for pigments and improved volumes for surfactants, electronic products, waxes, and superabsorbent materials. Within Advanced Materials, sales were higher as volumes increased for both high performance polymers and engineering thermoplastics due to general economic growth in their end use markets. Life Sciences sales were slightly higher as both price and volume improvements in crop protection and animal health, in part the result of new product introductions, offset lower full year pharmaceutical volumes. Fourth quarter pharmaceutical sales were higher than the prior 1993 quarters due to wholesaler purchases that normally would have occurred in the first quarter of 1994.

  Selling, General and Administrative expenses ("SG&A") for 1993 remained virtually the same as 1992 as improvements in Chemicals, Specialty Chemicals, and Advanced Materials offset unfavorable expenses in Fibers and Film. In addition, Fibers and Film SG&A includes a $50 million receipt in settlement of a litigation. Research and Development expenses of $258 million were slightly lower than in 1992.

  During 1993, the Company charged $29 million to operating income for restructuring (principally Mexican chemical operations), $19 million of which related to the write-down of property, plant and equipment. As part of an ongoing Fibers and Film Segment North American strategy, the company restructured its North American polyester fibers operations. During 1992, the Company charged $87 million to operating income for restructuring, $34 million of which related to the write-down of property, plant and equipment. An additional $15 million was charged to operations in 1992 for restructuring and regionalization of certain other businesses.

  Operating income of $360 million was $38 million, or 10%, lower than 1992. Improvements in the Fibers and Film and the Specialty and Advanced Materials segments were offset by lower Chemicals and Life Sciences segments operating income. Chemicals segment operating income declined from $210 million in 1992 to $88 million in 1993 due to several nonrecurring items. Operating income from continuing operations improved as manufacturing costs and product mix were favorable compared to the prior year. Operating income was reduced, however, due to 1993 restructuring charges and costs associated with a toxic tort suit involving the Pampa, Texas plant. Also, during 1992, Chemicals segment recorded income of $68 million related to the settlement of its Pampa insurance claims. Fibers and Film operating income improved by $117 million from $298 million in 1992 to $415 million in 1993. Textile Fibers operating income was relatively flat compared to 1992 as an increase in sales volume was offset by higher manufacturing costs. Technical Fibers operating income was lower than in 1992 primarily due to reduced shipments and lower selling prices of filter products. The decrease in Polyester Resins and Films operating income was due to increased manufacturing costs and higher raw material costs principally in Mexico. In addition, Fibers and Film 1993 operating income includes a $50 million receipt in settlement of a litigation while 1992 operating income included $87 million in restructuring costs. The Specialties and Advanced Materials segment operating income improved from $26 million to $58 million primarily due to higher volumes and lower selling and marketing expenses. Specialty Chemicals operating income was lower primarily due to increased manufacturing costs. Operating income increased significantly for Advanced Materials due to improved volumes and favorable manufacturing costs resulting from higher efficiencies and reduced maintenance expenses. Operating income in Life Sciences declined from $60 million in 1992 to $17 million in 1993 primarily due to reduced pharmaceutical sales and to research and development expenditures associated with strategic initiatives within the pharmaceuticals business.

  Beginning in 1993, the Company has segregated sales and costs associated with the Advanced Technology segment from segment sales and operating income of its operating segments. The Advanced Technology segment represents research and development costs to seed and develop new businesses. Prior to 1993 this group was included in the Specialties and Advanced Materials segment.These costs and results have not been borne by any operating group. When projects and/or businesses become viable, they are transferred to the appropriate operating segment.

  Equity in Net (Loss) Earnings of Affiliates declined by $12 million compared to 1992 primarily due to lower earnings by Japanese and German affiliates which reflect the continued sluggish economic conditions in those countries.

  Interest expense decreased $5 million, or 6%, primarily due to lower interest rates, particularly in Mexico. Interest and Other Income, net, was $22 million lower than in 1992 primarily due to lower interest income in 1993, the result of lower interest rates. In 1992, Interest and Other Income included a gain on the sale of the HDPE facility.

  The effective tax rate decreased to 35% in 1993 compared to 47% in 1992. The decrease is mainly attributable to the accounting change required by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109").

  The Company implemented Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"), effective January 1, 1992, and FAS 109 and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), January 1, 1993. FAS 106, requires the Company to accrue the current cost of those benefits and resulted in a net after-tax cumulative charge of $141 million in the first quarter of 1992. FAS 109, which requires the asset and liability method of accounting for income taxes and the calculation of deferred taxes using enacted tax rates, resulted in a net after-tax cumulative charge of $31 million in 1993. In addition, by applying FAS 109, pre-tax operating income was reduced by $40 million due to the increase in depreciation and amortization expense resulting from the increased carrying amounts of assets and liabilities acquired in a purchase business combination. The increase in operating expense was offset by a lower deferred tax provision. FAS 112 requires recognition of postemployment benefits on an accrual basis and resulted in a net after-tax cumulative charge of $8 million in 1993. The effect of this change on 1993 earnings before the cumulative effect of accounting changes was not material.

  On November 11,1993, the Company purchased 52.96% of the outstanding shares of Copley Pharmaceutical, Inc. ("Copley") for approximately $546 million. Copley develops, manufactures and markets a broad range of off-patent prescription and over-the-counter pharmaceuticals. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of the date of acquisition. The allocation of the purchase price will be finalized during 1994. The excess of cost over net assets acquired was approximately $510 million and is being amortized over its estimated life. The Company financed the acquisition through a revolving credit agreement with its parent, Hoechst Corporation. Copley's results of operations have been included in the Company's consolidated financial statements as of the date of acquisition. Copley's operations are not material in relation to the Company's consolidated financial statements and pro forma financial information, therefore, has not been presented. Copley is included in the Life Sciences segment.

  The following discussions and analyses of "1992 Compared to 1991" and "1991 Compared to 1990" have been restated to reflect Advanced Technology as a separate segment.

1992 COMPARED TO 1991

  Net sales of $7,044 million for 1992 represented an increase of 3.7%, or $250 million, over 1991. Improvements in the Fibers and Film, Specialties and Advanced Materials and Life Sciences segments more than offset a decline in the Chemicals segment.

  Chemicals segment sales declined due to continued unfavorable selling prices, principally methanol and ethylene glycol/oxide, partially offset by domestic and export volume improvements, mostly acrylates and vinyl acetate monomer. In the Fibers and Film segment, 1992 full year sales increased due to improved volumes and, to a lesser extent, higher selling prices. Textile fibers sales were higher due to an increase in polyester staple, acetate filament and polyester textile filament prices. Volume improvements, primarily in polyester staple and spunbond, were partially offset by unfavorable acetate filament export volumes. Spunbond prices were lower due to increased competitive pressures. Strong fourth quarter sales contributed to 1992 increases in Technical Fibers. The improvement is attributable to higher sales volumes from filter products and the polyester high denier industrial fibers business units resulting from increased market demands. In Film and Fiber Intermediates, sales increased as a result of favorable pricing and higher volumes in polyethylene terephthalate film and packaging resins. Specialties and Advanced Materials segment sales were slightly higher, primarily due to volume improvements in superabsorbents, dyes and pigments, the last two increasing due to stronger apparel and automotive markets. Advanced Materials sales increased due to higher volumes in engineering thermoplastics and high performance polymers, the result of a general strengthening of the U.S. economy. These volume increases were partially offset by unfavorable selling prices due to competitive pressures. Life Sciences segment sales increased due to a strong fourth quarter. The heavy sales volumes were the result of significant wholesaler purchases which normally would have occurred in the first quarter of 1993. New product introductions in the crop protection and animal health area also contributed to the increase.

  Selling, general and administrative expenses were $946 million, an increase of $56 million, or 6.3%, from 1991. Selling, general and administrative expenses were higher as increased expenses within Life Sciences were partially offset by declines in the Fibers and Film and Specialties and Advanced Materials segments. Life Sciences expenses increased due to a field force expansion and higher costs to support new marketing programs. Research and Development expenses of $262 million were flat across all segments and unchanged from 1991 levels.

  The Company is restructuring its North American polyester fibers operations. As part of an ongoing North American strategy, Hoechst Celanese will install additional staple fiber capacity within Celanese Mexicana, S.A. This expansion should not result in a net increase in North American staple fiber capacity. The realignment of other polyester facilities in Canada and the United States is currently being studied. During 1992, $87 million has been charged to Fibers and Film operating income for restructuring, $34 million of which related to the write-down of property, plant and equipment. An additional $15 million has been established for restructuring and regionalization of certain other businesses.

  Operating income was $398 million, a decrease of $75 million, or 15.9%, from 1991. Excluding the effects of restructuring costs, all business areas within the Fibers and Film segment showed improvements in operating income and offset a decline in the Chemicals segment operating income. The favorability in operating income experienced by Textile Fibers was mainly due to sales improvements. Technical Fibers registered a modest improvement in operating income from increased sales. Film and Fiber Intermediates operating income was higher due to substantially improved sales volumes and, to a lesser extent, favorable raw materials costs (paraxylene and ethylene glycol). Although raw material costs were somewhat lower, Chemicals segment operating income declined as competitive pressures in the commodity chemicals market continued to have an adverse impact on selling prices and profit margins. Specialties and Advanced Materials segment operating income improved primarily due to higher sales volumes. In Specialty Chemicals, strong sales volumes were the main contributor to improved operating income. Improvements were also realized in Advanced Materials, which was aided by a strengthening in the automotive and electronics markets. Life Sciences segment operating income was relatively flat as fourth quarter sales volume improvements were offset by higher selling, general and administrative expenses. In addition to higher volumes of Trental(R) (pentoxifylline), Diabeta
(R)(glyburide) and Altace(TM) (ramipril), earnings benefited from improved performance in the animal health and crop protection businesses.

  Equity in Net Earnings of Affiliates was $4 million, a decline of $14 million from the comparable 1991 period. The reduction is due, in part, to start up costs related to the Company's participation in a joint venture to manufacture and market bulk ibuprofen. In addition, lower volumes and increased price competition contributed to lower earnings by Japanese and German affiliates reflecting continued sluggish economic conditions in those countries.

  Interest expense declined $13 million to $81 million due primarily to lower interest rates, particularly in Mexico. Interest and other income, net, rose slightly to $74 million. The increase is predominantly due to gains realized on the sale of the HDPE facility and certain other cost investments, partially offset by lower 1992 interest income, the result of lower interest rates.

  The effective tax rate was 47.1% and 47.4% for 1992 and 1991, respectively.

  In November 1987, an explosion and fire caused severe damage resulting in the shutdown of the Chemical segment's Pampa, Texas plant. Rebuilding of the plant production facilities was completed in April 1989 with ancillary and support facilities completed in June of 1991. In 1989, the Company established a valuation allowance for any potential shortfall between the insurance claims and the ultimate insurance settlement. During the fourth quarter of 1992, the Company agreed to a settlement with its insurance carriers covering the explosion and business interruption claims. As a result of the settlement, approximately $68 million was credited to operating income.

  Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" ("FAS 106") which decreased net income by $141 million, net of tax. See Note (12) of Notes to Consolidated Financial Statements.

In the following discussion and analysis of "1991 Compared to 1990," 1990 is presented on a pro forma basis as if Celmex had been consolidated at January 1, 1990.

1991 COMPARED TO PRO FORMA 1990 FOR THE INCLUSION OF CELMEX

  Net sales of $6,794 million for 1991 increased $262 million, or 4%, from 1990 net sales. Sales increased in the Chemicals and Life Sciences segments, but were flat in the Fibers and Film and Specialties and Advanced Materials segments.

  Chemical segment sales improved due to higher selling prices and strong export sales volumes. However, sales prices have generally declined throughout the year, influenced by the decline in prices for purchased hydrocarbon feedstocks. Full year sales volumes were level as export volume improvement offset a decline in the domestic area. In the Fibers and Film segment, sales increased marginally as higher volumes offset lower selling prices. In Textile Fibers, polyester staple and filament volumes increased versus the prior year reflecting improved market conditions. Acetate filament and Trevira(R) Spunbond polyester geotextile and roofing products continued to operate at capacity levels. However, polyester staple selling prices were lower due to competitive and recessionary market conditions. Technical Fibers sales were level as higher filter products sales were offset by reductions in other product lines, particularly tire yarn and fabrics. Filter products sales improved in 1991 as strong worldwide demand for cigarette tow and acetate flake resulted in both higher sales prices and volumes. Although pricing improved marginally, sales volumes were lower for tire yarn and fabrics due to the continued sluggish economy, particularly in the automotive sector. In Film and Fiber Intermediates, higher volumes for polyester intermediates and packaging resins were offset by lower volumes for polyester film. Prices were lower for both film and intermediates. Specialty and Advanced Materials 1991 segment sales increased primarily due to increased sales in Specialty Chemicals. Specialty Chemicals experienced strong demand for fiber reactive dyes, superabsorbent materials and specialty and paper chemicals. Advanced Materials sales were slightly higher than the prior year due to higher sales of fluoropolymers. This increase was partially offset by slightly lower Engineering Plastics sales resulting from a weak domestic economy especially in the depressed automotive, electrical/electronics and housing industries. Life Sciences segment sales increased due predominantly to the continued strong sales of Diabeta(R) (glyburide), Trental(R) (pentoxifylline) and Claforan(R) (cefotaxime sodium) as well as sales from new products Altace/TM/ (ramipril) and Prokine/TM/ (sargramostim).

  Selling, general and administrative expenses (including research and development) were $1,151 million, an increase of $94 million, or 8.9%, from the comparable 1990 period. Selling, general and administrative expenses increased in all segments, but predominantly within Life Sciences and Specialties and Advanced Materials. Life Sciences expenses increased due to higher advertising and marketing expenses related to new products, Altace/TM /and Prokine/TM/, as well as additional personnel costs to support higher sales levels. Specialty and Advanced Materials segments expenses increased due to new business development and higher development costs.

  Operating income was $473 million, an increase of $37 million, or 8.5%, from the comparable 1990 period. Operating income improved significantly for the Chemicals and Life Sciences segments, remained flat for the Fibers and Film segment and declined in the Specialties and Advanced Materials segment. Chemicals segment operating income increased as higher sales and lower hydrocarbon feedstock costs more than offset higher manufacturing costs. Fibers and Film segment operating income was virtually unchanged from the prior year as improvement in the Celmex fibers and film businesses offset declines in the domestic businesses. Textile Fibers operating income declined as higher sales revenue was offset by higher manufacturing costs. Technical Fibers operating income was off slightly as unfavorable tire yarn results and higher manufacturing costs offset improvements in the filter products business. Film and Fiber Intermediates operating income improved due principally to lower hydrocarbon feedstock costs. Specialty and Advanced Materials segment operating income declined due to increased manufacturing costs. Life Sciences segment operating income improved as net sales more than offset increased selling, general and administrative and manufacturing costs.

  Equity in Net Earnings of Affiliates ($18 million) was virtually unchanged from 1990. Interest expense decreased $8 million to $94 million due primarily to a decline in Celmex's debt. Interest and other income, net, of $69 million represents a decrease of $62 million from 1990. The decrease resulted predominantly from a $20 million gain on the sales of businesses recognized during 1990 and a $28 million decrease in Celmex interest income in 1991.

  The effective tax rate for the full year 1991 was 47.4% compared to 45.8% for the comparable 1990 period.

ENVIRONMENTAL


  In 1993, combined worldwide expenditures, including third party and divested sites, for compliance with environmental regulations and internal Company initiatives totaled $294 million of which $149 million was for capital projects. In both 1994 and 1995 total annual environmental expenditures are expected to be approximately $300 million of which $125 million is for capital projects. It is anticipated that stringent environmental regulations will continue to be imposed on the Company and the industry in general. Although the Company cannot predict expenditures beyond 1995, management believes that the current spending trends will continue.

  In 1993, 1992 and 1991 the total environmental costs charged to operations for remediation efforts amounted to $34 million, $46 million and $24 million, respectively. As of December 31, 1993 and 1992 the Company's total environmental liability recognized in the financial statements is $149 million and $156 million, respectively. The amounts are neither reduced for anticipated insurance recovery nor discounted from the anticipated payment date.

  In the opinion of management, environmental expenditures will not have a material adverse effect upon the Company's competitive position.

INFLATION


  In recent years, inflation has not had a material impact on the Company's costs due principally to price competition among suppliers of raw materials. However, in certain segments of the Company's businesses, changes in the prices of raw materials, particularly petroleum derivatives, could have a significant impact on the Company's costs, which the Company may not be able to reflect fully in its pricing structure.

RATIO OF EARNINGS TO FIXED CHARGES


  Ratio of earnings to fixed charges for 1993 was 3.6 compared to 4.0 for 1992. The ratio declined due to the decrease in operating income. For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of earnings from operations before fixed charges, minority interests, income taxes and cumulative effect of accounting changes. Fixed charges consist of interest and debt expense, capitalized interest, interest on obligations under capital leases, the estimated interest portion of rents under operating leases and the majority-owned preferred stock dividend requirement.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY


  Cash and cash equivalents of $171 million at December 31, 1993 represented a decrease of $42 million from 1992. The decrease primarily resulted from net cash used in investing activities of $978 million, partially offset by net cash provided by operating and financing activities of $537 million and $400 million, respectively.

  Investing activities in 1993 included expenditures for capital projects of $556 million compared with $592 million in 1992. In addition, as discussed above, the Company acquired 52.96% of the outstanding shares of Copley for approximately $546 million. The Company funded the purchase price with a loan under a revolving credit agreement with Hoechst Corporation ("Parent").

  In 1993, the Company increased its commercial paper program from $250 million to $600 million to provide an additional source of financing flexibility. At December 31, 1993, there was no commercial paper outstanding. The Company has $600 million of committed domestic credit facilities, all of which were unused at December 31, 1993. These credit lines provide backup to the Company's commercial paper program. The Company also has a $750 million revolving credit agreement with its Parent. At December 31, 1993, the outstanding balance on this credit facility was $679 million, primarily the result of the Copley acquisition. In addition, the Company prepaid its 13% senior promissory notes and 8% notes in the amounts of $15 million and $7 million, respectively.

  In February 1993, the Company paid its Parent an $85 million dividend. The Company also declared a 1993 dividend of $70 million which was paid during the first quarter of 1994. The Company intends to continue its practice of paying a dividend to its Parent at the discretion of the Company's Board of Directors.

  On January 10, 1994, the Securities and Exchange Commission declared effective the Company's registration statement covering the offer and sale from time to time of its unsecured debt securities at an aggregate initial public offering price of not more than $650 million. On January 26, 1994, the Company issued $250 million of 6-1/8% Notes due February 2004. In March 1994, the Company also sold $100 million of its medium-term notes. The net proceeds from these transactions were used to repay a portion of the amount borrowed by the Company from its Parent. The Company may sell from time to time up to an additional $300 million of medium-term notes. The proceeds from any medium-term notes to be sold will be used for general corporate purposes.

  The Company expects that its capital expenditures, investments and working capital requirements will continue to be met primarily from internally generated funds from operations. However, the Company may, due to the timing of funding requirements or investments supplement its liquidity from external or affiliated sources. Such sources include the Company's medium-term note shelf registration, its commercial paper program or loans from its Parent or Hoechst AG and affiliates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

                  Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Consolidated Balance Sheets as of December 31, 1993 and 1992..............   22
Consolidated Statements of Earnings for the three years ended December 31,
 1993.....................................................................   23
Consolidated Statements of Stockholder's Equity for the three years ended
 December 31, 1993........................................................   24
Statements of Cash Flows for the three years ended December 31, 1993......   25
Notes to Consolidated Financial Statements................................   26
Supplementary Schedules...................................................   46
Report of Independent Auditors............................................   50

                          HOECHST CELANESE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                            ---------------
                                                             1993      1992
                                                            ------   ------
                                                              (IN MILLIONS)
ASSETS

Current assets:
  Cash and cash equivalents...............................  $  171   $  213
  Marketable securities, at cost (approximates market)....      75       48
  Net receivables (notes 2 and 5).........................   1,336    1,361
  Inventories (note 6)....................................   1,024      931
  Prepaid expenses........................................      37       36
                                                            ------   ------
    Total current assets..................................   2,643    2,589
                                                            ------   ------

Investments in affiliates  (note 3).......................     342      287
Property, plant and equipment, net (notes 7, 13 and 16)...   3,001    2,696
Deferred tax asset (note 4)...............................      --       31
Other assets..............................................     298      278
Excess of cost over fair value of net assets of
 businesses acquired......................................   1,633    1,163
                                                            ------   ------
    Total assets..........................................  $7,917   $7,044
                                                            ======   ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Commercial paper, notes payable and current
   installments of long-term debt (notes 2 and 9).........  $   20   $  158
  Accounts payable and accrued liabilities (note 8).......   1,029    1,010
  Dividend payable to parent..............................      70       85
  Notes and accounts payable, parent and
   affiliates (note 2)....................................     809      222
  Income taxes payable (note 4)...........................     333      271
                                                            ------   ------
    Total  current liabilities............................   2,261    1,746
                                                            ------   ------
Long-term debt (notes 2 and 9)............................     879      830
Deferred income taxes (note 4)............................      52       --
Minority interests........................................     512      453
Other liabilities (note 10)...............................     731      561

Stockholder's equity (note 9):
  Common stock............................................      --       --
  Additional paid-in capital (note 13)....................   2,769    2,769
  Retained earnings.......................................     655      641
  Cumulative translation adjustments......................      58       44
                                                            ------   ------
  Total stockholder's equity..............................   3,482    3,454
                                                            ------   ------
Commitments and contingencies (notes 13 and 15)

  Total liabilities and stockholder's equity..............  $7,917   $7,044
                                                            ======   ======

See accompanying notes to consolidated financial statements.

                          HOECHST CELANESE CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                                       1993     1992     1991
                                                                      ------   ------   ------
                                                                           (IN MILLIONS)
Net sales (note 2)..................................................  $6,899   $7,044   $6,794
Cost of sales (note 2)..............................................   5,316    5,336    5,170
                                                                      ------   ------   ------
  Gross profit......................................................   1,583    1,708    1,624

Selling, general and administrative expenses (note 2)...............     936      946      890
Research and development expenses...................................     258      262      261
Restructuring costs (note 16).......................................      29      102       --
                                                                      ------   ------   ------
  Operating income..................................................     360      398      473

Equity in net (loss) earnings of affiliates (note 3)................      (8)       4       18
Interest expense (note 2)...........................................     (76)     (81)     (94)
Interest and other income, net (note 2).............................      52       74       69
                                                                      ------   ------   ------
  Earnings before income taxes, minority interests and cumulative
   effect of accounting changes.....................................     328      395      466

Income taxes (note 4)...............................................     116      186      221
                                                                      ------   ------   ------
  Earnings before minority interests and cumulative effect
   of accounting changes............................................     212      209      245

Minority interests..................................................      72       75       73
                                                                      ------   ------   ------
  Earnings before cumulative effect of accounting changes...........     140      134      172

Cumulative effect of accounting changes, net of tax (notes 4 and 12)      39      141       --
                                                                      ------   ------   ------
  Net earnings (loss)...............................................  $  101   $   (7)  $  172
                                                                      ======   ======   ======

See accompanying notes to consolidated financial statements.

                         HOECHST CELANESE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                       1993     1992     1991
                                                      ------   ------   ------
                                                            (IN MILLIONS)
COMMON STOCK
Par value $.10 per share (authorized and issued
 10,000 shares)

  Balance at beginning of year......................  $   --   $   --   $   --
                                                      ======   ======   ======
  Balance at end of year............................  $   --   $   --   $   --
                                                      ======   ======   ======

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year......................  $2,769   $2,720   $2,720

  Investment by Parent (note 13)....................      --       49       --
                                                      ------   ------   ------
  Balance at end of year............................  $2,769   $2,769   $2,720
                                                      ======   ======   ======
RETAINED EARNINGS
  Balance at beginning of year......................  $  641   $  735   $  653

  Net earnings (loss)...............................     101       (7)     172

  Dividends - cash..................................     (70)     (85)     (90)

            - net assets of subsidiaries............     (17)      (2)      --
                                                      ------   ------   ------
  Balance at end of year............................  $  655   $  641   $  735
                                                      ======   ======   ======
CUMULATIVE TRANSLATION ADJUSTMENTS
  Balance at beginning of year......................  $   44   $   48   $   40

  Current year translation adjustments..............      14       (4)       8
                                                      ------   ------   ------
  Balance at end of year............................  $   58   $   44   $   48
                                                      ======   ======   ======

See accompanying notes to consolidated financial statements.

                          HOECHST CELANESE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        YEARS ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1993       1992        1991
                                                                    --------   --------    --------
                                                                           (IN MILLIONS)

Operating activities:
  Net earnings (loss)............................................   $   101    $    (7)    $   172
  Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
    Restructuring costs, net.....................................        20         94          --
    Cumulative effect of accounting changes, net of tax..........        39        141          --
    Change in equity of affiliates...............................        16          5          (3)
    Depreciation and amortization................................       476        402         389
    Tax provision less taxes paid................................        10         12           1
    Loss (gain) on sale of businesses and assets, net............         2        (15)         --
    Changes in operating  assets and liabilities, net of effect of businesses acquired and sold:
      Net receivables............................................      (132)       (27)        (16)
      Inventories................................................       (63)       (66)        (28)
      Accounts payable and accrued liabilities...................       (11)        14         (14)
      Other, net.................................................        79         31          (9)
                                                                    -------    -------     -------
        Net cash provided by operating activities................       537        584         492
                                                                    -------    -------     -------
Investing activities:
  Capital expenditures...........................................      (556)      (592)       (498)
  Loan to parent.................................................       176       (176)         --
  Proceeds from sale of businesses and assets....................         2        105           4
  Proceeds from sale of marketable securities....................        52         47          75
  Purchases of marketable securities.............................       (53)       (53)        (77)
  Purchases of and investments in businesses and assets, net.....      (599)       (61)        (49)
                                                                    -------    -------     -------
        Net cash used in investing activities....................      (978)      (730)       (545)
                                                                    -------    -------     -------
Financing activities:
  Proceeds from long-term debt/(a)/..............................       107        142          31
  Proceeds from short-term borrowings............................     2,977      2,065       2,249
  Payments on long-term debt.....................................       (69)       (29)        (25)
  Payments on short-term borrowings..............................    (2,530)    (1,956)     (2,279)
  Dividends paid.................................................       (85)       (90)       (100)
                                                                    -------    -------     -------
        Net cash provided by (used in) financing activities......       400        132        (124)
                                                                    -------    -------     -------
Exchange rate changes on cash....................................        (1)       (12)          2

Celanese Mexicana, S.A. cash and cash equivalents at beginning of
 period..........................................................        --         --         184
                                                                    -------    -------     -------
        Net (decrease) increase in cash and cash equivalents.....       (42)       (26)          9

Cash and cash equivalents at beginning of year...................       213        239         230
                                                                    -------    -------     -------
Cash and cash equivalents at end of year.........................   $   171    $   213     $   239
                                                                    =======    =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:  Interest, net of amounts
                                   capitalized...................   $    86    $    89     $    95
                                  Income taxes...................       106        174         220

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
/(a)/ In 1992, excludes $34 million of funds held by trustee related to pollution control bond financing arrangement.

See accompanying notes to consolidated financial statements.

                         HOECHST CELANESE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (A)  PRINCIPLES OF CONSOLIDATION

        Hoechst Celanese Corporation (the "Company") is wholly owned by Hoechst Corporation ("Parent"), a holding company, itself a wholly owned subsidiary of Hoechst Aktiengesellschaft ("Hoechst AG"). The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Celanese Mexicana, S.A. ("Celmex"), joint ventures and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 1992 consolidated financial statements to conform to the classifications used in 1993.

        Substantially all of the Company's minority interests are comprised of Celmex, Celanese Canada Inc. and Copley Pharmaceutical, Inc.

        On November 11, 1993, the Company purchased 52.96% of the outstanding shares of Copley Pharmaceutical, Inc. ("Copley") for approximately $546 million. Copley develops, manufactures and markets a broad range of off-patent prescription and over-the-counter pharmaceuticals. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the Company will allocate the purchase price to the assets acquired and liabilities assumed based on their estimated respective fair values as of the date of acquisition. The allocation of the purchase price will be completed during 1994. The excess of costs over net assets acquired was approximately $510 million and is being amortized over its estimated life. The Company financed the acquisition through a revolving credit agreement with its Parent. Copley's results of operations have been included in the Company's consolidated financial statements as of the date of acquisition. Copley's operations are not material in relation to the Company's consolidated financial statements and pro forma financial information has therefore not been presented.

   (B)   CASH EQUIVALENTS

        The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

   (C)   INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out ["FIFO"] or last-in, first-out ["LIFO"]) or market.

   (D)  INVESTMENTS AND EQUITY IN NET (LOSS) EARNINGS OF AFFILIATES

        In general, the Company's share of net earnings or losses of companies in which it owns at least 20% and less than a majority, and does not exercise management control, is included in the Consolidated Statements of Earnings as "Equity in net (loss) earnings of affiliates."

   (E)  PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is stated at cost. Depreciation and amortization are computed on a straight-line basis over estimated useful lives.

                         HOECHST CELANESE CORPORATION

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   (E)  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

        Amortization of leasehold improvements is provided on a straight-line basis over the estimated useful lives of the related assets or lease terms, whichever is shorter.

        Expenditures for maintenance and repairs are charged against operations; major replacements, renewals and significant improvements are capitalized.

   (F)  INTANGIBLES

        Excess of cost over fair value of net assets of businesses acquired ("Goodwill") is being amortized using the straight-line method principally over periods of twenty-five and forty years. It is the Company's policy to review that the forecast cumulative, undiscounted cash flow of those acquired businesses is greater than the carrying value of the Goodwill. Amortization expense charged against operations amounted to $39 million in 1993, $37 million in 1992 and $38 million in 1991.

        Patents and trademarks are being amortized on a straight-line basis over their estimated useful or legal lives, whichever is shorter. Amortization expense charged against operations amounted to $15 million in 1993, $11 million in 1992 and $12 million in 1991.

   (G)  INCOME TAXES

        The Company's consolidated results of operations are included in the consolidated Federal income tax return of its Parent. The Company's Parent allocates a provision for Federal income taxes equivalent to the tax effect on the operations of the Company as if a separate return were filed.

        Deferred income taxes have been provided to recognize the effect of temporary differences between financial statement and income tax accounting.

        The Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), effective January 1, 1993, which requires the asset and liability method of accounting for income taxes and the calculation of deferred taxes using the enacted tax rates in effect at the implementation date.

                         HOECHST CELANESE CORPORATION

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (H)  BENEFIT PLANS

        Pension costs for defined-benefit pension plans are computed in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("FAS 87").

        Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"), which requires the Company to accrue the current cost of those benefits.

        Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"). FAS 112 requires recognition of postemployment benefits on an accrual basis.

   (I)  RESEARCH AND DEVELOPMENT COSTS

        Research and development costs are included in expenses as incurred.

   (J)  FUNCTIONAL CURRENCIES

        In general, local currencies have been designated as the functional currencies for the Company's foreign operations. In Mexico, prior to 1993, the United States dollar was the functional currency.

   (K)  NEW ACCOUNTING PRONOUNCEMENT

        Effective for years beginning after December 15, 1993, the Company is required to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Marketable Equity and Debt Securities" ("FAS 115"). FAS 115 establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable market values and for all investments in debt securities. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.


(2)  RELATED PARTY TRANSACTIONS

     Purchases from Hoechst AG and its affiliates aggregated $495 million in 1993, $516 million in 1992 and $421 million in 1991. Net sales to Hoechst AG and its affiliates aggregated $216 million in 1993, $217 million in 1992 and $186 million in 1991.

     The Company's principal licenses are under patents owned by Hoechst AG and its affiliates. License fees, relating to license agreements between the Company and Hoechst AG and its affiliates, charged to operations, aggregated $48 million in 1993, $48 million in 1992 and $41 million in 1991.

     The Company has a revolving credit agreement with its Parent under which it may borrow up to $750 million. The Company has agreed to pay interest at 30 day LIBOR plus .0625 of 1%. During 1993 and 1992,

                         HOECHST CELANESE CORPORATION

(2)  RELATED PARTY TRANSACTIONS (CONTINUED)

   respectively, the Company borrowed $768 million and $90 million under this agreement. Repayments on the revolving credit agreements for 1993 and 1992, respectively, were $89 million and $90 million. Interest charges related to such borrowings aggregated $2 million in 1993 and $1 million in 1992. The outstanding balance on this credit facility was $679 million at December 31, 1993. There was no outstanding balance under this credit facility at December 31, 1992 and 1991.

     Note obligations payable to Parent aggregated $156 million at December 31, 1993 and $86 million at December 31, 1992. In 1991, the Company had note obligations payable to an affiliate of Hoechst AG which aggregated $8 million at December 31, 1991. Interest expense on these obligations aggregated $7 million in 1993, $2 million in 1992 and $1 million in 1991.

     Short-term note obligations payable to Parent aggregated $100 million at December 31, 1992. This obligation was repaid during 1993. No such obligations were outstanding at December 31, 1993. Interest expense on this obligation aggregated $6 million in 1993 and $2 million in 1992.

     As of December 31, 1992, the Company had an outstanding short-term loan to its Parent in the amount of $176 million. No such loan existed at December 31, 1993. Interest income on this loan was not material in 1992.

(3) INVESTMENTS AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES
    (IN MILLIONS, EXCEPT NUMBER OF AFFILIATES)

                                                        1993         1992        1991
                                                      --------     --------    --------
Total:
  Net sales.......................................      $ 546        $ 575       $ 582
  Net (loss) earnings.............................         (8)           9          40
                                                        =====        =====       =====
The Company's share:
  Net (loss) earnings.............................      $  (8)       $   4       $  18
  Dividends.......................................          8            9          15
                                                        =====        =====       =====

Total assets......................................      $ 855        $ 755       $ 827
Total liabilities.................................       (265)        (214)       (314)
Interests of others...............................       (320)        (298)       (293)
                                                        -----        -----       -----
  The Company's equity............................        270          243         220
Excess of cost over underlying equity in net
 assets acquired..................................         72           44          45
                                                        -----        -----       -----
  The Company's investment........................      $ 342        $ 287       $ 265
                                                        =====        =====       =====
Number of affiliates..............................          7            7           8
                                                        =====        =====       =====

                         HOECHST CELANESE CORPORATION

(4) INCOME TAXES

     Effective January 1, 1993, the Company adopted FAS 109 which requires the asset and liability method of accounting for income taxes, and deferred taxes are calculated using enacted tax rates. In addition, FAS 109 significantly changes the accounting for purchase business combinations. The provisions of FAS 109 have been applied without restating prior years' financial statements.

     Prior to FAS 109, acquired assets and liabilities in a purchase business combination were shown net of tax. Under FAS 109, these assets and liabilities are assigned their fair value and deferred taxes are provided on the difference between such value and their tax bases. Accordingly, in adopting FAS 109, the Company adjusted the carrying amount of the assets acquired and liabilities assumed in connection with the 1987 Celanese Corporation acquisition. The noncash effects from the application of FAS 109 were to increase Property, plant and equipment, $178 million; Investments in affiliates, $34 million; Other assets, $10 million and Other liabilities, $64 million. Pretax operating income for the year ended December 31, 1993 was reduced by $40 million due to the increase in depreciation and amortization expense resulting from the higher carrying amounts. The increase in operating expense was offset by a lower deferred tax provision.

                         HOECHST CELANESE CORPORATION

(4) INCOME TAXES (CONTINUED)

                                                                       1993   1992   1991
                                                                      -----  -----  -----
                                                                         (IN MILLIONS)
 Earnings before income taxes, minority interests and cumulative effect of accounting changes consist of the following:
   United States...................................................    $166   $236   $295
   Non-U.S.........................................................     162    159    171
                                                                       ----   ----   ----
                                                                       $328   $395   $466
                                                                       ====   ====   ====
The provision for income taxes consists of the following:
  Current:  United States (Federal and state)......................    $123   $ 87   $142
            Non-U.S. ..............................................      72     56     54
                                                                       ----   ----   ----
    Total current..................................................     195    243    196
                                                                       ----   ----   ----

  Deferred:  United States (Federal and state).....................     (48)   (52)    18
             Non-U.S. .............................................     (31)    (5)     7
                                                                       ----   ----   ----
    Total deferred.................................................     (79)   (57)    25
                                                                       ----   ----   ----

  Income tax provision.............................................    $116   $186   $221
                                                                       ====   ====   ====

United States income taxes at Federal statutory tax rate...........    $115   $134   $159
  Increase (decrease) in taxes resulting from:
    Non-deductible depreciation and amortization...................      10     28     28
    State income taxes, net of Federal income tax benefit..........       4      8      9
    Non-U.S. earnings taxed at different rates.....................     (10)     2      9
    Non-U.S. investments...........................................       9      5      6
    Foreign tax credits............................................     (19)   (15)   (13)
    Import/export activities.......................................       3     14      9
    Additional tax provision.......................................       4      5      9
    Other..........................................................      --      5      5
                                                                       ----   ----   ----
  Income tax provision.............................................    $116   $186   $221
                                                                       ====   ====   ====

                         HOECHST CELANESE CORPORATION

(4) INCOME TAXES (CONTINUED)

     The tax effects of the temporary differences which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 1993 are as follows:

                                             (IN MILLIONS)
     Depreciation...............................     $381
     Interest...................................        6
     Inventory..................................       65
     Non-U.S. investments.......................       33
     Other......................................       14
                                                     ----
       Gross deferred tax liabilities...........      499
                                                     ----

     Post retirement obligations................      237
     Accrued expenses...........................      143
     State income taxes.........................       12
     Alternative minimum tax carryforward.......       15
     Other......................................       40
                                                     ----
       Gross deferred tax assets................      447
                                                     ----
       Net deferred tax liability...............     $ 52
                                                     ====

     The cumulative effect of adopting FAS 109 as of January 1, 1993 amounted to $31 million and is included as part of the increase to deferred income taxes on the Consolidated Balance Sheets and a charge to the Consolidated Statement of Earnings as of December 31, 1993. The net adjustment represents the establishment of deferred taxes primarily due to differences between the book and tax bases of LIFO inventories and the adjustment of deferred taxes to reflect the currently enacted tax rate.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company's historical and current pretax earnings, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets existing at December 31, 1993. Further, management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income.

     The financial reporting basis of investments in certain non-U.S. subsidiaries differs from their tax basis. In accordance with FAS 109, a deferred tax liability is not recorded on this temporary difference because the investments are essentially permanent in duration. A reversal of the Company's plans to permanently reinvest in these operations would cause such temporary differences to become taxable. At December 31, 1993 these temporary differences were approximately $424 million. A determination of the amount of unrecognized deferred tax liability related to these investments is not practicable.

                         HOECHST CELANESE CORPORATION

(5) NET RECEIVABLES

                                                               1993      1992
                                                              ------    ------
                                                               (IN MILLIONS)
 Trade.....................................................   $1,126    $  986
 Parent and affiliates.....................................       63       249
 Pampa insurance claims....................................       --        21
 Other.....................................................      180       141
                                                              ------    ------
   Subtotal................................................    1,369     1,397
 Allowance for doubtful accounts...........................      (33)      (36)
                                                              ------    ------
   Net receivables.........................................   $1,336    $1,361
                                                              ======    ======

    As of December 31, 1993 and 1992, the Company had no significant concentrations of credit risk. Concentrations of credit risk with respect to trade receivables are limited since the Company's customer base is dispersed across many different industries and geographies.

    In November 1987, an explosion and fire caused severe damage resulting in the shutdown of the Company's Pampa, Texas plant. Rebuilding of the plant production facilities was completed in April, 1989 with ancillary and support facilities completed in June, 1991. In 1992, as part of the rebuilding process, approximately $46 million was capitalized for safety and environmental enhancements.

    In 1989, the Company established a valuation allowance for any potential shortfall between the insurance claims and the ultimate insurance settlement. During the fourth quarter of 1992, the Company agreed to a settlement with its insurance carriers covering the explosion and business interruption claims. As a result of the settlement, approximately $68 million was credited to the operations of the Chemicals segment in the accompanying Consolidated Financial Statements.


(6) INVENTORIES

                                                                1993     1992
                                                               ------   ------
                                                                (IN MILLIONS)
 Finished goods..............................................  $  600   $  569
 Work-in-process.............................................     144      125
 Raw materials and supplies..................................     340      331
                                                               ------   ------
   Subtotal..................................................   1,084    1,025
 Excess of current costs over stated values..................     (60)     (94)
                                                               ------   ------
   Total inventories.........................................  $1,024   $  931
                                                               ======   ======

    At December 31, 1993, $518 million ($566 million at December 31, 1992) of total inventories were valued by the LIFO method.

    During the first quarter of 1993, the Company changed its method of accounting for Celmex inventory from LIFO to FIFO. The impact of this change was to reduce the LIFO reserve by $16 million and increase net earnings by $4 million. The effect of this change is not material and prior years' financial statements have, therefore, not been restated.

                         HOECHST CELANESE CORPORATION

(7)  PROPERTY, PLANT AND EQUIPMENT, NET

                                                         1993       1992
                                                        ------     ------
                                                          (IN MILLIONS)
Land and improvements.................................  $  241     $  226
Buildings, improvements and leasehold improvements....     616        520
Machinery and equipment...............................   3,178      2,937
Construction in progress..............................     590        534
Capitalized interest..................................     137        132
                                                        ------     ------
  Subtotal............................................   4,762      4,349
Accumulated depreciation and amortization.............  (1,761)    (1,653)
                                                        ------     ------
Property, plant and equipment, net....................  $3,001     $2,696
                                                        ======     ======

Interest costs capitalized in 1993, 1992 and 1991 were $21 million, $14 million and $10 million, respectively.

(8)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                        1993        1992
                                                       ------      ------
                                                         (IN MILLIONS)
Accounts payable....................................   $  322      $  344
Accrued salaries and benefits.......................      150         119
Accrued environmental costs.........................      102         113
Other...............................................      455         434
                                                       ------      ------
  Total accounts payable and accrued liabilities....   $1,029      $1,010
                                                       ======      ======

(9)  NOTES PAYABLE AND LONG-TERM DEBT

                                                          1993    1992
                                                         ------  ------
                                                         (IN MILLIONS)
Term notes and revolving credit agreements:
  9.45% notes, due 1997..............................     $250    $250
  9.625% notes, due 1999.............................      250     250
  8.48% senior promissory notes, due 1993-2002.......       40      45
  9.8% medium-term notes, due 2013 and 2018..........       25      25
  13% senior promissory notes, due 1993-1998.........       --      13
  8% notes, due 1995.................................       --       7
  8.25% term note payable to Parent, due 1997........       80      80
  6.89% term note payable to Parent, due 1998........       70      --

 Pollution control bonds, interest rates ranging
  from 6.25% to 9% (as adjusted annually), due at
  various dates through 2022.........................      146     147
 Other...............................................       18      13
                                                          ----    ----
                                                          $879    $830
                                                          ====    ====

                         HOECHST CELANESE CORPORATION

(9) NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

      The Company has a commercial paper program aggregating $600 million. Included in "Commercial paper, notes payable and current installments of long-term debt" in the Consolidated Balance Sheet at December 31, 1992 is $135 million due to holders of commercial paper. There was no balance due at December 31, 1993.

      The Company has revolving credit agreements with banks that provide for loans up to $50 million through October, 1996. Under these agreements, the Company pays a commitment fee of 3/16 of 1% per annum based on unused amounts. The Company has additional revolving credit agreements with several banks that provide for loans up to $550 million for a renewable term of 364 days. The Company pays a commitment fee of 1/16 of 1% per annum on unused amounts. The above described credit lines provide the credit backup for the Company's commercial paper program. The credit lines were unused at December 31, 1993 and 1992. The Company had standby and trade letters of credit outstanding amounting to $105 million at December 31, 1993 and $101 million at December 31, 1992.

      The Company periodically enters into forward exchange contracts as hedges against foreign currency transactions and does not engage in speculative contracts. There were no significant foreign exchange contracts outstanding at December 31, 1993 and 1992.

      The Company has an interest rate conversion agreement. Under the terms of the agreement, the Company has fixed the interest rate on $12 million of debt at 6.27% through 1996.

      The Company's debt instruments include covenants, as defined in the loan agreements, that require maintenance of consolidated net worth of not less than $2.3 billion, and the limitation of dividends and other restricted payments. At December 31, 1993, $688 million was available for dividends or other restricted payments under existing loan agreements. The Company intends to continue its current policy to pay dividends to its Parent at the discretion of the Company's Board of Directors. Such dividends will be used by the Parent to service acquisition debt pertaining to the acquisition of Celanese Corporation.

      Annual maturities of long-term debt each year for the next five years are:
   $7 million in 1994; $10 million in 1995; $6 million in 1996; $336 million in 1997; and $76 million in 1998.

(10) OTHER LIABILITIES

                                                                    1993   1992
                                                                   -----  -----
                                                                  (IN MILLIONS)
  Pension and benefit obligations................................  $ 664  $ 501
  Other..........................................................     67     60
                                                                   -----  -----
    Total other liabilities......................................  $ 731  $ 561
                                                                   =====  =====

                         HOECHST CELANESE CORPORATION

(11) BENEFIT PLANS

      The Company has several defined-benefit pension plans covering substantially all employees. Benefit formulas are based on years of service and compensation levels or years of service and negotiated benefits. The pension plans in the United States are being funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

      Net periodic pension cost for defined-benefit pension plans consists of the following:

                                                             1993   1992   1991
                                                            -----  -----  -----
                                                               (IN MILLIONS)
  Service cost--benefits earned during the period.......... $  57  $  51  $  47
  Interest cost on projected benefit obligations...........   108     99     86
  Actual return on plan assets.............................  (137)   (74)  (107)
  Net amortization and deferral............................    48     (8)    40
                                                            -----  -----  -----
    Net periodic pension cost.............................. $  76  $  68  $  66
                                                            =====  =====  =====

     The actuarial computations, based on the projected unit credit method, assumed a discount rate of 7.5%, 8.5% and 8.5% in 1993, 1992 and 1991, respectively. The assumed rate of return was 9.0%, 8.5% and 8.5% in 1993, 1992 and 1991, respectively. The assumed rate of increase in compensation levels was 4.5%, 5.6% and 6.0% in 1993, 1992 and 1991, respectively.

     The following table sets forth the funded status of the Company's qualified plans and the amounts recognized in the Company's Consolidated Balance
   Sheets at December 31, 1993 and 1992:

                                                             PLANS WITH ASSETS
                                                               IN EXCESS OF
                                                           ACCUMULATED BENEFITS
                                                           --------------------
                                                               1993     1992
                                                             -------  -------
                                                              (IN MILLIONS)
  Actuarial present value of benefit obligation:
    Vested benefit obligation............................     $  991   $  787
                                                              ======   ======
    Accumulated benefit obligation.......................     $1,043   $  830
                                                              ======   ======
  Projected benefit obligation...........................     $1,301   $1,144
  Plan assets at fair value..............................      1,043      975
                                                              ------   ------
  Projected benefit obligation in excess of plan assets..        258      169
  Unrecognized prior service cost........................        (34)     (50)
  Unrecognized net loss from past experience different
   from that assumed.....................................        (95)     (65)
  Unrecognized net asset being recognized over
   7 to 18 years.........................................         54       64
                                                              ------   ------
  Accrued pension obligations included in the
   consolidated balance sheets...........................     $  183   $  118
                                                              ======   ======

                         HOECHST CELANESE CORPORATION

(11) BENEFIT PLANS (CONTINUED)

     Assets of the Company's pension plans consist of equity and fixed income securities, real estate and deposit administration contracts maintained in master trust funds, which are managed by various investment managers appointed by the Company.

     The Company has various investment savings plans for certain employees, some of which qualify under Section 401(k) of the Internal Revenue Code. The Company's contributions to the plans are based on specified percentages of employee contributions and aggregated $33 million in 1993, $31 million in 1992 and $30 million in 1991.

     The Company provides certain of its employees with non-qualified supplemental retirement benefits. The accumulated benefit obligation of these benefits totalled $96 million in 1993 and $87 million in 1992.


(12)  OTHER POSTRETIREMENT BENEFITS

     Under various employer sponsored plans, the Company provides certain health care and life insurance benefits for retired employees and their dependents. Substantially all of the Company's employees are eligible for health care benefits after reaching normal retirement age with 10 years of service. Benefits, eligibility and cost sharing provisions for union employees vary by location. Generally, the medical plans pay a stated percentage, based upon years of service, of most medical expenses reduced for any deductible and payments made by government programs and other group coverage. The Company is generally self-insured for these costs and has no plan assets. The plans' provisions include a cap which limits future Company contributions for medical coverage under these plans. It was the Company's policy to fund and account for these benefits on a cash basis. Amounts paid related to such benefits aggregated $19 million in 1993, $17 million in 1992 and $16 million in 1991.

     Effective January 1, 1992, the Company adopted the provisions of FAS 106 for all its plans. Under this statement, the Company accrues the current cost of those benefits. The Company previously had expensed the cost of these benefits as claims were paid, except for the portion related to unfunded actuarial liability of retiree health care benefits accrued as part of the acquisition of Celanese Corporation in 1987. In addition, the Company elected to recognize immediately the transition obligation measured as of January 1, 1992. This resulted in a one-time after-tax charge of $141 million (after a reduction for income taxes of $90 million and the effect of minority interests of $3 million). The effect of this change on operating results, after recording the cumulative effect for years prior to 1992, was to recognize an additional pretax expense of $23 million. The pro forma effect of the change on years prior to 1992 was not determinable.

                         HOECHST CELANESE CORPORATION

(12)   OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     Net Periodic Postretirement Benefit Cost included the following components:

                                                                     1993  1992
                                                                    ----- -----
                                                                   (IN MILLIONS)
   Service cost on benefits earned................................   $ 5   $ 5
   Interest cost on accumulated postretirement benefit obligation.    28    27
                                                                     ---   ---
     Net periodic postretirement benefit cost.....................   $33   $32
                                                                     ===   ===

     The following table sets forth the unfunded status of the plans, which represents the accrued postretirement benefit cost recognized in the Company's Consolidated Balance Sheets at December 31, 1993 and 1992:

                                                                     1993  1992
                                                                    ----- -----
                                                                   (IN MILLIONS)
   Accumulated postretirement benefit obligation:
   Retirees.......................................................  $271  $222
   Active plan participants.......................................   132   112
                                                                    ----  ----
   Accumulated postretirement benefit obligation..................   403   334

   Unrecognized net loss..........................................   (59)   --
                                                                    ----  ----
     Accrued postretirement benefit cost..........................  $344  $334
                                                                    ====  ====

     For measuring the expected postretirement benefit obligation, the Company assumed a 10.6 percent rate of increase in the per capita claims cost in 1993 and assumed that the rate would decrease gradually over an eight year period to 6.0 percent and remain at that level thereafter. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 and 8.5 percent at December 31, 1993 and December 31, 1992, respectively.

     If the health care cost trend were increased 1.0 percent, the accumulated postretirement benefit obligation as of December 31, 1993 would have increased by approximately $27 million, or 6.7 percent. The effect of the change on the aggregate of service and interest cost for 1993 would be an increase of approximately $2 million, or 6.1 percent.

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"). This Statement requires an accrual method of recognizing postemployment benefits such as disability-related benefits.

     The cumulative effect at January 1, 1993 of adopting FAS 112 reduced net income by $8 million, net of $4 million of income tax benefits. The effect of this change on 1993 income before cumulative effect of accounting changes was not material.

                         HOECHST CELANESE CORPORATION

(13) LEASED ASSETS AND LEASE COMMITMENTS

      At December 31, 1993, minimum lease commitments under long-term operating leases are as follows:

                                                                   (IN MILLIONS)
   1994..........................................................       $ 52
   1995..........................................................         44
   1996..........................................................         41
   1997..........................................................         37
   1998..........................................................         36
   Later years...................................................         47
   Sublease income...............................................         (9)
                                                                        ----
     Net minimum lease commitments...............................       $248
                                                                        ====

      Total minimum rent charged to operations under all operating leases was $68 million in 1993, $64 million in 1992 and $66 million in 1991.

      Effective December 31, 1992, the Parent increased its investment in the Company by contributing to the Company property, plant and equipment that had been leased under capital leases from its Parent. Rental payments made under such lease obligations amounted to $10 million for the period ended December 31, 1992, and $13 million for the period ended December 31, 1991. The effect of the transaction was to increase additional paid-in capital by $49 million, reverse $10 million of previously existing deferred income taxes and decrease debt (obligations under capital leases) by $59 million.

      Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

                         HOECHST CELANESE CORPORATION

(14) SEGMENT AND GEOGRAPHICAL INFORMATION

                                                                                                                TOTALS AS
                                                    SPECIALTIES                                                 SHOWN IN
                                                        AND                                      CORPORATE/    CONSOLIDATED
                                           FIBERS    ADVANCED      LIFE        ADVANCED         ELIMINATIONS    FINANCIAL
                               CHEMICALS  AND FILM   MATERIALS   SCIENCES     TECHNOLOGY/(a)/    & OTHER        STATEMENTS
                               ---------  --------  -----------  --------     ---------------   ------------   ------------
                                                                   (IN MILLIONS)
  1993:
  Net sales..................    $1,774    $3,104      $1,469     $  757           $  2            $(207)         $6,899
  Operating income...........        88       415          58         17            (88)            (130)            360
  Depreciation/
   amortization/(b)/.........       165       154         107         42             14               13             495
  Capital expenditures.......        98       322          97         57/(c)/        11                3             588
  Total assets...............     2,599     2,582       1,413      1,170            100               53           7,917

  1992:
  Net sales..................    $1,810    $3,191      $1,489     $  749           $  5            $(200)         $7,044
  Operating income...........       210       298          26         60            (90)            (106)            398
  Depreciation/amortization..       127       170/(d)/     88         18             13               16             432
  Capital expenditures.......       149       293          87         33             22                8             592
  Total assets...............     2,420     2,465       1,414        372             83              290           7,044

  1991:
  Net sales..................    $1,930    $3,004      $1,392     $  635           $ 21            $(188)         $6,794
  Operating income...........       250       325          14         63            (82)             (97)            473
  Depreciation/amortization..       128       128          90         15             13               15             389
  Capital expenditures.......       104       236         103         18             14               23             498
  Total assets...............     2,372     2,248       1,562        272             42              134           6,630

/(a)/ Beginning in 1993, the Company segregated amounts associated with Advanced Technology. This new segment represents research and development costs to seed and develop new businesses. When projects or businesses become viable, they are transferred to the appropriate operating segment. The prior years' segment results have been restated to reflect this change.
/(b)/ Includes $15 million of depreciation and a $4 million reserve for asset impairment related to the 1993 restructuring program (see note 16).
/(c)/ Includes $29 million of assets related to the purchase of Copley and $3 million of assets related to the purchase of certain other businesses (see note (1)(a)).
/(d)/ Includes a $30 million reserve for asset impairment related to 1992 restructuring program for North American Fibers (see note 16).

                         HOECHST CELANESE CORPORATION

(14)  SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)

      The following table presents financial information based on the geographic location of the manufacturing facilities of the Company:

                                             UNITED                          OTHER REGIONS/
                                             STATES  MEXICO  CANADA  EUROPE   ELIMINATIONS  TOTAL
                                             ------  ------  ------  ------  -------------- ------
                                                               (IN MILLIONS)
  1993:
  Net sales/(a)/...........................  $5,574   $675    $293     $340      $  17      $6,899
  Transfers between geographic areas/(b)/..     198    121     160        1       (480)         --
                                             ------   ----    ----     ----      -----      ------
    Total..................................  $5,772   $796    $453     $341      $(463)     $6,899
                                             ======   ====    ====     ====      =====      ======
  Operating income.........................  $  234   $ 36    $ 81     $ 14      $  (5)     $  360

  Total assets.............................  $7,285   $938    $260     $139      $(705)     $7,917

  1992:
  Net sales/(a)/...........................  $5,598   $766    $280     $381      $  19      $7,044
  Transfers between geographic areas/(b)/..     195     95     190        2       (482)         --
                                             ------   ----    ----     ----      -----      ------
    Total..................................  $5,793   $861    $470     $383      $(463)     $7,044
                                             ======   ====    ====     ====      =====      ======
  Operating income.........................  $  278   $ 60    $ 42     $ 19      $  (1)     $  398

  Total assets.............................  $6,241   $908    $260     $134      $(499)     $7,044

  1991:
  Net sales/(a)/...........................  $5,328   $770    $262     $411      $  23      $6,794
  Transfers between geographic areas/(b)/..     226     94     224        2       (546)         --
                                             ------   ----    ----     ----      -----      ------
    Total..................................  $5,554   $864    $486     $413      $(523)     $6,794
                                             ======   ====    ====     ====      =====      ======
  Operating income.........................  $  348   $ 66    $ 47     $ 19      $  (7)     $  473

  Total assets.............................  $5,982   $735    $306     $161      $(554)     $6,630

- ----------
 /(a)/ Included in United States net sales are export sales of $845 million in
       1993, $877 million in 1992 and $932 million in 1991.
 /(b)/ Product transfers between geographic areas are priced on a basis intended to reflect, as nearly as practicable, the prevailing market value of the products transferred.

                         HOECHST CELANESE CORPORATION

(15) COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in a number of lawsuits, including environmental, product liability and personal injury actions (see footnote 18 for discussion of environmental). Certain of these lawsuits are or purport to be class actions. In some of these cases, claimed damages are substantial. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits, management believes, based on the advice of legal counsel, that adequate provisions have been made for probable losses with respect thereto and that the ultimate outcome will not have a material adverse effect on the financial position of the Company, but may have a material effect upon the results of operations in any given year.

     The Company is named a defendant in twenty putative class actions, two of which have been certified as class actions as well as a defendant in other non-class actions filed in nine states ("the Plumbing Actions"). In these lawsuits the plaintiffs typically seek recovery for alleged property damage to housing units, mental anguish from the alleged failure of plumbing systems, and punitive damages and, in certain cases, additional damages under the Texas Deceptive Trade Practices Act. The other defendants include United States Brass Corporation ("U.S. Brass")(formerly a wholly owned subsidiary of Household International, Inc.), Vanguard Plastics, Inc. ("Vanguard"), Shell Oil Company ("Shell") and E.I. duPont deNemours & Co., Inc ("duPont"). Damage amounts are not specified. The plumbing systems were designed and manufactured primarily by U.S. Brass and Vanguard. The pipe was made from polybutylene resin supplied by Shell. The Company sold acetal copolymer resin and duPont sold acetal polymer resin to other companies who manufactured the fittings used in the plumbing systems. Based on, among other things, the findings of outside experts and the successful use of the Company's acetal copolymer in similar applications, the Company does not believe that its acetal copolymer was defective or caused the plumbing systems to fail. In many cases the Company's exposure may be limited by the fact that the other defendants and other responsible parties may be found liable in whole or substantial part or by invocation of the statute of limitations since the Company ceased selling the resin for use in the plumbing systems in site built homes during 1986 and in manufactured homes during 1989.

     In order to mitigate the potential exposure to and cost of litigation, the Company, together with Shell and duPont, has established a company, Plumbing Claims Group ("PCG"), to assess individual repair requests and pay for certain repairs. The amount that each company contributes toward those repairs will ultimately be determined based on an allocation mechanism which the companies are currently negotiating. The Company believes that PCG repairs limit its exposure to future litigation.

     The Company has accrued its best estimate of its liability, asserted and unasserted, for the plumbing product liability and repair claims, taking into consideration anticipated insurance recoveries, but excluding other recoveries that may result from lawsuits against other parties to the Plumbing Actions. The Company has commenced litigation against Household International, Inc. to recover, among other things, the portion of Plumbing Action judgements, settlements and expenses that are attributable to its former subsidiary, U.S. Brass. Due to the many variables involved in the estimation process, as facts and circumstances change, the estimate will be adjusted. Since the Company was one of the suppliers of the resin used in the plumbing systems and not a manufacturer or marketer of these systems, the Company does not know the number of units that contain the plumbing fittings, the number of systems that will fail, if any, or the extent of any failures. Accordingly, it is impossible to estimate with any degree of certainty the level of unasserted plumbing claims. Due to the many variables, the timing of payments, which will be offset by any insurance proceeds, cannot be predicted with any certainty.

                         HOECHST CELANESE CORPORATION

(15) COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company and certain of its codefendants are currently involved in a nonbinding voluntary mediation effort relating to the plumbing claims with attorneys representing substantially all the plaintiffs in Texas cases and two uncertified nationwide class actions. This mediation seeks to settle the individual claims currently asserted in these Texas cases and to establish a nationwide framework for resolving future claims. However, it is currently too early to determine whether there will be any settlement of any of these pending or future claims, and, if there is a settlement, the manner in which it will be finally allocated among all the potentially responsible parties.

     Management believes that the Plumbing Actions, legal expenses and the Company's contributions to the PCG repair payments are substantially covered by insurance. The Company has initiated litigation seeking a declaration that insurance coverage exists for these product liability claims. Negotiations with several of the carriers have resulted in settlements or agreements in principle to settle, resulting in substantial continuing coverage of the Plumbing Actions or cash payments for claims. There are ongoing discussions with several of the remaining insurers. Outside counsel believes that the Company has a substantial probability of prevailing in its litigation against the carriers.

     Management believes that the plumbing claims will not have a material adverse effect on the financial position of the Company, but may have a material effect upon the results of operations in any given year.

     Copley is a defendant in numerous lawsuits alleging injury from the use of Albuterol Sulfate Inhalation Solution 0.5%. On January 5, 1994 Copley announced a voluntary nationwide recall of the product. Although the ultimate outcome of these lawsuits cannot be determined, in the opinion of the Company's management, these actions will not have a material adverse effect on the financial position of the Company or results of operations.

     At December 31, 1993, there were outstanding commitments relating to capital projects of approximately $118 million.

(16)  RESTRUCTURING


     The Company is restructuring its North American, principally Mexican, chemicals operations. During 1993, $29 million has been charged to Chemical operating income for restructuring, $19 million of which related to the write-down of property, plant and equipment.

     The Company is restructuring its North American polyester fibers operations. As part of an ongoing North American strategy, the Company will install additional staple fiber capacity within Celmex. This expansion should not result in a net increase in North American staple fiber capacity. The realignment of other polyester facilities in Canada and the United States is currently being studied. During 1992, $87 million was charged to Fibers and Film operating income for restructuring, $34 million of which related to the write-down of property, plant and equipment. An additional $15 million was established for restructuring and regionalization of certain other businesses.

(17)  FAIR VALUE OF FINANCIAL INSTRUMENTS


     In accordance with the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), the Company is required to disclose the fair value of certain financial instruments as of the balance sheet dates.

     The fair value represents the Company's estimate and, therefore, should not be construed as the value that the Company would receive or give up for a financial instrument. The fair values of the Company's significant financial instruments are discussed below.

                          HOECHST CELANESE CORPORATION

(17)  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)


     The book value of cash and cash equivalents, marketable securities, net receivables, commercial paper, notes payable, and trade payables approximates fair market value due to the short maturity of these instruments.

     Included in other assets are certain investments accounted for under the cost method. In general, the investments are not publicly traded and, therefore, fair market values are not readily determinable. The Company believes that the carrying value of $43 million approximates the fair market value.

     The fair value of the Company's long-term debt is estimated based on quotations from investment bankers and on current rates of debt for similar types of issues. At December 31, 1993, the estimated fair value was $946 million versus the carrying value of $879 million. At December 31, 1992, the estimated fair value was $900 million versus the carrying value of $830 million. The carrying value of the current installments of long-term debt approximates the fair value.

(18)  ENVIRONMENTAL

     The Company's worldwide operations are subject to environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

     The Company reviews the effects of any new laws and regulations on each of its locations; determines whether a liability exists based on that review; and records a liability, as appropriate. The company expenses all expenditures mandated by law or Company policy to ameliorate existing conditions. Liabilities that are established represent the company's best estimate based on all the available facts and are adjusted as facts and circumstances change.

     The Company may be subject to substantial claims brought by Federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the Federal Comprehensive Environmental Response compensation and Liability Act ("Superfund") and related state laws for investigation and cleanup costs at approximately 100 sites. At most of these sites, numerous companies, including either the Company or one of its predecessor companies, have been notified that the United States Environmental Protection Agency ("EPA"), state governing body or private individuals consider such companies to be potentially responsible parties (PRPs) under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot determine accurately its ultimate liability for investigation or cleanup costs at these sites. Expenditures (including third party and divested sites) for investigation, clean up and related activities have been $31 million for the three years ended December 31, 1993 with expenditures in no year greater than $13 million.

     As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers: its shipments of waste to a site; its percentage of total waste shipped to the site; the types of wastes involved; the conclusions of any studies; the magnitude of any remedial actions that may be necessary; and the number and viability of other PRPs. Often HCC will join with other PRPs to sign joint defense agreements that will settle, among the PRPs, each party's percent allocation of

                          HOECHST CELANESE CORPORATION

(18)  ENVIRONMENTAL (CONTINUED)


   costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available.

     In 1993, 1992 and 1991 the total environmental costs charged to operations for remediation efforts amounted to $34 million, $46 million and $24 million, respectively. As of December 31, 1993 and 1992 the Company's total environmental liability recognized in the financial statements is $149 million and $156 million. The amounts are neither reduced for anticipated insurance recovery nor discounted from the anticipated payment date. Moreover, environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with certainty.

     Management believes that environmental costs will not have a material adverse effect on the financial position of the Company or results of operations.

(19)  OTHER MATTERS


     Fibers and Film 1993 operating income includes a $50 million receipt in settlement of a litigation. The amount has been included in selling, general and administrative expenses.

                         HOECHST CELANESE CORPORATION

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                      AT DECEMBER 31, 1993, 1992 AND 1991

                                  BALANCE                                  OTHER      BALANCE
                                 BEGINNING  ADDITIONS                     CHANGES      END OF
                                  OF YEAR    AT COST      RETIREMENTS   ADD (DEDUCT)    YEAR
                                 ---------  ---------     ------------  ------------  -------
                                                       (IN MILLIONS)
1993--Land and improvements.....   $  226    $  3           $  (6)         $  18       $  241
      Buildings, improvements
       and leasehold
       improvements.............      520      12             (22)           106          616
      Machinery and equipment...    2,937      58            (303)           486        3,178
      Construction in progress..      534     494              --           (438)         590
      Capitalized interest......      132      21             (16)            --          137
                                   ------    ----           -----          -----       ------
        Total...................   $4,349    $588/(a)/      $(347)/(b)/    $ 172       $4,762
                                   ======    ====           =====          =====       ======

1992--Land and improvements.....   $  247    $  2           $ (38)         $  15       $  226
      Buildings, improvements
       and leasehold
       improvements.............      493       2             (36)            61          520
      Machinery and equipment...    2,740      50            (179)           326        2,937
      Construction in progress..      423     528              (7)          (410)         534
      Capitalized interest......      127      10              (7)             2          132
                                   ------    ----           -----          -----       ------
        Total...................   $4,030    $592           $(267)/(c)/    $  (6)/(d)/ $4,349
                                   ======    ====           =====          =====       ======

1991--Land and improvements.....   $  196    $  4           $  --          $  47       $  247
      Buildings, improvements
       and leasehold
       improvements.............      404      10             (17)            96          493
      Machinery and equipment...    2,174      38            (118)           646        2,740
      Construction in progress..      328     436              --           (341)         423
      Capitalized interest......      117      10              --             --          127
                                   ------    ----           -----          -----       ------
        Total...................   $3,219    $498           $(135)         $ 448/(e)/  $4,030
                                   ======    ====           =====          =====       ======

- ----------
/(a)/ Includes $29 million of assets related to the purchase of Copley and $3 million of assets related to the purchase of certain other businesses (see note (1)(a)).
/(b)/ Includes $92 million of assets related to the 1993 restructuring program
      (see note 16).
/(c)/ Includes $20 million of assets related to the 1992 restructuring program for North American Fibers (see note 16).
/(d)/ Includes $46 million of additions related to Pampa settlement (see note
      5).
/(e)/ Includes Celmex opening balances of $42 million in "Land and improvements," $55 million in "Buildings, improvements and leasehold improvements," $279 million in "Machinery and equipment," and $62 million in "Construction in progress." (see note (1)(a)).

                         HOECHST CELANESE CORPORATION

           SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                      AT DECEMBER 31, 1993, 1992 AND 1991

                                                ADDITIONS
                                   BALANCE       CHARGED                     OTHER      BALANCE
                                  BEGINNING     TO COST &                   CHANGES      END OF
                                   OF YEAR      EXPENSES     RETIREMENTS  ADD (DEDUCT)    YEAR
                                  ---------     ---------    -----------  ------------  -------
                                                            (IN MILLIONS)
1993--Land improvements..........  $   83         $  9         $  (3)         $ --       $   89
      Buildings, improvements and
       leasehold improvements....     111           32           (14)            1          130
      Machinery and equipment....   1,400          386          (298)           (2)       1,486
      Capitalized interest.......      59           14           (16)           (1)          56
                                   ------         ----         -----          ----       ------
        Total....................  $1,653         $441/(a)/    $(331)/(b)/    $ (2)      $1,761
                                   ======         ====         =====          ====       ======

1992--Land improvements..........  $   91         $  8         $ (16)         $ --       $   83
      Buildings, improvements and
       leasehold improvements....     108           25           (18)           (4)         111
      Machinery and equipment....   1,238          338          (144)          (32)       1,400
      Capitalized interest.......      53           13            (6)           (1)          59
                                   ------         ----         -----          ----       ------
        Total....................  $1,490         $384/(c)/    $(184)/(d)/    $(37)/(e)/ $1,653
                                   ======         ====         =====          ====       ======

1991--Land improvements..........  $   74            8         $  --             9       $   91
      Buildings, improvements and
       leasehold improvements....      88           24           (12)            8          108
      Machinery and equipment....     825          293          (112)          232        1,238
      Capitalized interest.......      39           14            --            --           53
                                   ------         ----         -----          ----       ------
        Total....................  $1,026         $339         $(124)         $249/(f)/  $1,490
                                   ======         ====         =====          ====       ======

- ----------
/(a)/ Includes $15 million of depreciation and a $4 million reserve for asset impairment related to the 1993 restructuring program (see note 16).
/(b)/ Includes $92 million of assets related to the 1993 restructuring program
      (see note 16).
/(c)/ Includes $30 million reserve for asset impairment related to the 1992 restructuring program for North American Fibers (see note 16).
/(d)/ Includes $16 million of assets related to the 1992 restructuring program for North American Fibers (see note 16).
/(e)/ Includes $5 million of additions related to Pampa settlement (see note 5). /(f)/ Includes Celmex opening balances of $9 million in "Land improvements," $9 million in "Buildings, improvements and leasehold improvements," and $221 million in "Machinery and equipment." (see note (1)(a)),

                         HOECHST CELANESE CORPORATION

                      SCHEDULE IX--SHORT-TERM BORROWINGS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                                                  WEIGHTED
                                          WEIGHTED        MAXIMUM               AVERAGE            AVERAGE
                                 BALANCE   AVERAGE         AMOUNT                AMOUNT            INTEREST
                                 AT END   INTEREST      OUTSTANDING           OUTSTANDING        RATE DURING
                                 OF YEAR    RATE    DURING THE YEAR/(b)/  DURING THE YEAR/(c)/  THE YEAR/(d)/
                                 -------  --------  --------------------  --------------------  -------------
                                                           (IN MILLIONS)
Year Ended December 31, 1993:
  Payable to banks/(a)/.......     $698     3.7%            $698                  $253               5.1%
  Commercial paper............        0     N/A              242                   180               3.2%
                                   ----
                                    698
                                   ====
Year Ended December 31, 1992:
  Payable to banks/(a)/.......     $ 23     7.4%            $166                  $ 79               7.0%
  Commercial paper............      135     3.3%             247                   205               3.6%
                                   ----
                                    158
                                   ====
Year Ended December 31, 1991:
  Payable to banks/(a)/.......     $ 37    10.0%            $113                  $ 72               8.7%
  Commercial paper............      102     4.8%             230                   195               5.6%
                                   ----
                                    139
                                   ====

- ----------
/(a)/ Payable to banks consists predominantly of obligations of non-U.S.
      operations with a variety of interest rates and maturities. In 1993, includes $679 million payable to Parent.
/(b)/ Amounts for payable to banks represents the maximum aggregate outstanding at any quarter end. Amounts for commercial paper represent the maximum outstanding at any time during the year.
/(c)/ Represents the average quarterly amount outstanding for payable to banks and the average monthly outstanding for commercial paper.
/(d)/ Computed by dividing appropriate interest expense by the weighted average amounts outstanding.

                         HOECHST CELANESE CORPORATION

            SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                   CHARGED TO COSTS AND EXPENSES
                                                   -----------------------------
                                                    1993        1992       1991
                                                   ------      ------     ------
Maintenance and repairs..........................   $448        $531       $499
Advertising......................................     81          91         98

- --------------------------------------------------------------------------------
REPORT OF INDEPENDENT AUDITORS
- --------------------------------------------------------------------------------

The Board of Directors
Hoechst Celanese Corporation:

  We have audited the accompanying consolidated balance sheets of Hoechst Celanese Corporation as of December 31, 1993 and 1992, and the related consolidated statements of earnings, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in Item 14(a)(2) as of and for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hoechst Celanese Corporation as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in Notes 4 and 12 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and No. 112, "Employers' Accounting for Postemployment Benefits" in 1993. As discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1992.



                                                               KPMG PEAT MARWICK

Short Hills, New Jersey
January 28, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no change of accountants or reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 1993.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of Hoechst Celanese are as follows:

           NAME             AGE     POSITION(S) WITH THE COMPANY
           ----             ---     ----------------------------

Juergen Dormann............  54  Chairman of the Board of Directors

Ernest H. Drew/(1)/........  56  President, Chief Executive Officer and Director

Harry R. Benz/(1)/.........  56  Senior Vice President--Finance, Chief Financial
                                 Officer and Director

Karl G. Engels/(1)/........  50  Senior Vice President and Director

Thomas F. Kennedy/(1)/.....  51  Executive Vice President and Director

Joseph H. Patterson/(1)/...  54  Executive Vice President and Director

William B. Harris..........  47  Vice President and President of Textile Fibers
                                 Group

David A. Jenkins...........  53  Vice President--General Counsel and Director

Charles M. Langston........  44  Vice President--Human Resources

Klaus Schmieder............  45  Vice President and Treasurer

Alban W. Schuele...........  49  Vice President--Canadian Operations

Raymond W. Smedley.........  53  Vice President and Controller

- ----------
/(1)/  Member of Executive Committee, a committee of the Board of Directors.

  All directors of the Company have been appointed for a term commencing November 23, 1993. All terms of directors will end on the date of the next annual stockholder meeting.

  All executive officers were appointed for a term commencing December 6, 1993. All terms of executive officers will end at the first meeting of the Board following the next annual stockholder meeting.

  Mr. Dormann has been a Director and Chairman of the Company since January 1, 1990. Mr. Dormann has also served as Chairman of the Board of Directors of Hoechst Corporation since March 31, 1987 and from February 1987 until January 1988 he served as Chairman and Chief Executive Officer of the Company. Prior to that, he served as Director of American Hoechst Corporation ("AHC") from 1980 to February 1987 and as Chairman of AHC from October 1984 to February 1987. He is a member of the Board of Management and Chief Financial Officer of Hoechst AG and is responsible for all Hoechst Group activities in North America. Mr. Dormann has been with Hoechst AG for 31 years and is a resident of the Federal Republic of Germany.

  Dr. Drew has been President and Chief Executive Officer of the Company since January 1988. Prior to that, he was President and Chief Operating Officer from February 1987 until January 1988. He has been a Director of the Company since February 1987. He was formerly a Group Vice President with Celanese Corporation ("Celanese") from June 1985 to February 1987. He served as President of Celanese Fibers Operations and a Vice President of Celanese from June 1984 until June 1985 and was President and Chief Executive Officer of Celanese Canada Inc. from May 1982 until June 1984. Dr. Drew was a Director of Celanese from April 1986 to February 1987. He is also Director of Manville Corporation, Riverwood International Corporation, Thomas & Betts Corporation and Public Service Enterprise Group Incorporated. On January 1, 1991, Dr. Drew also assumed management responsibility within the Hoechst Group for certain areas of the Far East, including China, Hong Kong, Taiwan and Singapore.

  Mr. Benz has been Senior Vice President--Finance and Chief Financial Officer of the Company since April 1992 and Director of the Company since February 1987. From February 1987 to March 1992 he was Vice President--Finance and Chief Financial Officer of the Company. He was a Director and Chief Financial Officer with AHC from October 1980 to February 1987. Prior to 1980 he served as AHC's Treasurer for nine years. He also had responsibility for AHC's Petrochemicals and Plastics Group. Prior to joining AHC, he was employed by Peat, Marwick, Mitchell & Co. for 10 years.

  Mr. Engels has been Senior Vice President of the Company since April 1992 and director of the Company since September 1991. From September 1991 to March 1992 he was Vice President of the Company. He was Vice President--Marketing and Sales of the Fibers Division of Hoechst AG from November 1986 until August 1991. From January 1985 to October 1986 he was Director of Personnel and Social Policies for the Hoechst Group. From 1981 to December 1984, he was Divisional Director and head of the Staff Department of Hoechst AG, coordinating the Hoechst Group affiliates outside the Federal Republic of Germany. Mr. Engels has been with Hoechst AG for 21 years.

  Mr. Kennedy has been Executive Vice President of the Company since April 1992 and Director of the Company since March 1989. He was Group President of the Chemical Group from July 1989 to March 1992. From March 1989 to March 1992 he was Vice President of the Company. Prior to that, he was President of the Chemical Group from March 1989 to June 1989, Executive Vice President of the Chemical Group from January 1988 to February 1989 and Executive Vice President of Celanese Chemical Company, Inc. from September 1986 until December 1987. He previously served as Vice President and General Manager of Filter Products from October 1984 to September 1986. Prior to that, he was Business Director of Celanese Chemical Company, Inc.

  Dr. Patterson has been Executive Vice President of the Company since April 1992 and Director of the Company since January 1988. He has also been Chairman of the Board of Directors of HRPI since December 1992. From January 1988 to March 1992 he was Vice President of the Company. He was Group President of the Advanced Materials Group from November 1991 to March 1992, Group President of the Advanced Technology Group from May 1991 to March 1992 and Group President of the Fibers and Film Group form June 1989 to March 1992. Prior to that, he was President of Technical Fibers from March 1988 to May 1989, President of Industrial Fibers from January 1988 to March 1988, Vice President and General Manager of Celanese Industrial Fibers from December 1984 until January 1988 and Vice President, Technical of Celanese Fibers Operations from May 1984 until December 1984. He was Corporate Director of Planning of Celanese from March 1982 to May 1984. Dr. Patterson is a Director of Copley since November 1993.

  Mr. Harris has been Vice President of the Company since January 1988 and President, Textile Fibers Group since January 1990. He served as Treasurer of the Company from January 1988 until March 1989 and Executive Vice President, Textile Fibers Group from April 1989 until December 1989. He was formerly President of Celanese Fibers Operations, Ltd. from September 1986 until January 1988 and Vice President and General Manager of Polymer and Filter Products from September 1986 until December 1987. He served as Vice President, Administration of Celanese Fibers from November 1984 until August 1986. From May 1984 he was Executive Vice President of Celanese Canada Inc. and from November 1982 until April 1984 he was Vice President, Finance of Celanese Canada Inc.

  Mr. Jenkins has been Vice President--General Counsel of the Company since January 1989 and a Director since April 1989. Prior to that, he was Senior Vice President and General Counsel of The Pullman Company from January 1988 to December 1988. He served as Deputy General Counsel of the Company from June 1987 to December 1987 and as Vice President and General Counsel of the Hoechst Celanese Advanced Technology Company from August 1986 to June 1987. He was Secretary of Celanese from June 1984 to August 1986 and General Attorney of Celanese from September 1976 to August 1986.

  Dr. Langston has been Vice President of the Company since January 1991. Prior to that, he was Vice President, Human Resources of the Life Sciences Group from March 1989 to December 1990. From July 1987 to February 1989 he was the Company's Director of Compensation. From September 1982 to June 1987 he was Director, Human Resources of the Specialty Chemicals Group.

  Mr. Schmieder has been Vice President and Treasurer of the Company since January 1, 1992. He was Regional Manager for the Asia/Pacific Region of Hoechst AG from January 1990 to December 1991. From 1987 to December 1989 he worked on various assignments in the Central Staff and Legal Departments of Hoechst AG. From 1977 to 1987 he was in the Legal Department of Hoechst AG. Mr. Schmieder has been with Hoechst AG for 17 years.

  Mr. Schuele has been Vice President of the Company since February 1987 and responsible for Canadian Operations since May 1991. Prior to that, he was President of Specialty Products Group from February 1989 to April 1991 and Vice President--Quality and Communications from January 1988 to January 1989. He served as Treasurer from 1981 until January 1988 and became a Vice President in 1985. He joined AHC in 1980 as Assistant Treasurer after having been with The Chase Manhattan Bank, N.A. for 10 years.

  Mr. Smedley has been Vice President and Controller of the Company since February 1987. Prior to that, he served as Controller of AHC from 1975 and Vice President and Controller from 1980. Prior to joining AHC in 1972, he was with Price Waterhouse & Co. for 10 years. He is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

  The following tables set forth the compensation paid during the past three years and, in the case of pensions, payable in the future to the Chief Executive Officer and the four next most highly compensated executive officers of the Company.

  COMPENSATION TABLE

  The following table sets forth the total amount of cash compensation paid to the named executives in 1993, 1992 and 1991.

                                                                         LONG-TERM
                                                 ANNUAL COMPENSATION    COMPENSATION
NAME AND                                        --------------------    ------------      ALL OTHER
PRINCIPAL POSITION                     YEAR      SALARY   BONUS/(1)/    LTIP PAYOUTS  COMPENSATION/(2)/
- ------------------                     ----     --------  ----------    ------------  -----------------
Ernest H. Drew                         1993     $588,269   $620,000       $ 32,000        $15,000
President, Chief Executive Officer     1992      559,231    200,000         48,000         15,000
                                       1991      523,077    295,000        208,333         15,000

Joseph H. Patterson                    1993      357,789    325,000        267,200         15,000
Executive Vice President               1992      339,616    170,000         72,800         15,000
                                       1991      276,923    180,000        119,000         13,846

Thomas F. Kennedy                      1993      355,885    285,000        239,200         15,000
Executive Vice President               1992      337,423    170,000         72,800         15,000
                                       1991      270,769    185,000        119,000         13,539

Harry R. Benz                          1993      308,596    225,000        216,400         15,000
Senior Vice President--Finance,        1992      293,962     95,000         61,600         14,698
Chief Financial Officer                1991      278,384    130,000         85,000         13,949

Karl G. Engels                         1993      261,923    230,000        140,000         13,096
Senior Vice President                  1992      233,269     80,000             --         11,663
                                       1991/(3)/  70,288     25,000             --          2,067

- ----------
/(1)/ Bonus paid early in the following year for services rendered in each of the listed years.
/(2)/  Company contribution to Savings Plan.
/(3)/ Amounts for 1991 reflect compensation for services performed from September through December of that year.

  1993 LONG-TERM INCENTIVE AWARDS TABLE


  The following table sets forth the awards made under the Company's Long-Term Incentive Award Plan to the named executives in 1993.

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                  ESTIMATED FUTURE PAYOUTS
                       NUMBER OF  PERIOD UNTIL  -----------------------------
     NAME                UNITS       PAYOUT     THRESHOLD   TARGET   MAXIMUM
     ----              ---------  ------------  ---------  --------  --------
Ernest H. Drew              0           --             0          0         0

Joseph H. Patterson      3500        3 Years     $87,500   $350,000  $525,000

Thomas F. Kennedy        3500        3 Years      87,500    350,000   525,000

Harry R. Benz            2500        3 Years      62,500    250,000   375,000

Karl G. Engels           2500        3 Years      62,500    250,000   375,000

  Payments and awards are tied to achieving specified levels of Return on Capital Employed (ROCE), both absolute and relative to a competitive group of other companies. The target amount will be earned if 100% of the targeted ROCE is achieved. If threshold levels are not achieved, no payments will be made from the Plan. If threshold levels are achieved but target levels are not achieved, payments as low as 25% of the target amounts will be made. If certain stretch goals beyond target levels are achieved, payments as high as 150% of the target amounts will be made.

  PENSION TABLE


  The following table sets forth estimated annual retirement benefits for the named executives under the Hoechst Celanese Retirement Plan and the Hoechst Celanese Executive Pension Plan.


                            PENSION PLAN TABLE/(1)/

          BENEFITS FOR REPRESENTATIVE YEARS OF CREDITED SERVICE/(2)/
          -----------------------------------------------------------

FINAL AVERAGE EARNINGS/(3)/       15        20        25        30        35
                               --------  --------  --------  --------  --------
$  100,000...................  $ 55,050  $ 60,000  $ 60,000  $ 60,000  $ 60,000
   200,000...................   110,000   120,000   120,000   120,000   120,000
   300,000...................   165,000   180,000   180,000   180,000   180,000
   400,000...................   220,000   240,000   240,000   240,000   240,000
   500,000...................   275,000   300,000   300,000   300,000   300,000
   600,000...................   330,000   360,000   360,000   360,000   360,000
   700,000...................   385,000   420,000   420,000   420,000   420,000
   800,000...................   440,000   480,000   480,000   480,000   480,000
   900,000...................   495,000   540,000   540,000   540,000   540,000
 1,000,000...................   550,000   600,000   600,000   600,000   600,000
 1,100,000...................   605,000   660,000   660,000   660,000   660,000
 1,200,000...................   660,000   720,000   720,000   720,000   720,000

- ----------
/(1)/ This table represents total benefits payable from both the Hoechst
      Celanese Retirement Plan and the Hoechst Celanese Executive Pension Plan. Drs. Drew and Patterson and Messrs. Kennedy and Benz are participants in both these plans. Mr. Engels is covered by the Hoechst AG Pension Plan. Benefits from the Executive Pension Plan are only payable in the event the executive retires directly from employment with the Company.
/(2)/ Amounts shown assume the executive retires at age 65 (or earlier if certain years of service requirements with the Company are met) and are paid annually for the remainder of the executive's life regardless of marital status. Benefits listed in the table are not subject to any deduction for Social Security.
/(3)/ Final Average Earnings are defined in the plans as the average of the three highest years' earnings (base salary plus bonus) out of the last 10 years before retirement. The current Final Average Earnings for Dr. Drew, Dr. Patterson, Mr. Kennedy and Mr. Benz are approximately $1,043,000; $504,700; $501,700 and $473,400, respectively. The approximate years of Credited Service of the executives covered by the plans are: Dr. Drew, 27 years; Dr. Patterson, 26 years; Mr. Kennedy, 27 years; Mr. Benz 22 years.


  Employment contract with Hoechst AG. Mr. Engels has a special contract with Hoechst AG that covers certain aspects of his assignment in the United States in the nature of foreign relocation allowances, such as moving and travel expenses, vacation, home leaves, contributions to the German health insurance system while employed in the United States, emergency home leaves, etc. His salary and benefits are provided by the Company as long as he is employed in the United States by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Collectively, the directors and executive officers of the Company beneficially own less than 1% of the outstanding capital stock of Hoechst AG. Each of Messrs. Benz, Harris, Kennedy, Schuele and Mr. John A. Downard, President of Technical Fibers Group, serves on the Board of Directors of Celanese Canada Inc. Each of Messrs. Benz, Downard, Drew, Harris, Kennedy and Schuele owns 100 shares of its common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH HOECHST AG

  The Company is wholly owned by Hoechst Corporation, which in turn is wholly owned by Hoechst AG, a large chemical company headquartered in Frankfurt, Federal Republic of Germany. Hoechst AG is a publicly held company whose shares are listed and traded on the Tokyo stock exchange in Japan and on a number of major stock exchanges in Europe including the Frankfurt, Federal Republic of Germany; London, United Kingdom; and Geneva, Switzerland stock exchanges.

  The Company and Hoechst AG are parties to a broad research and development cost-sharing agreement. In most cases, licenses between the Company and Hoechst AG under patents owned by Hoechst AG require no specific payment because overall research and development costs have been shared. However, when license agreements are negotiated and utilized between the Company and Hoechst AG, they are on terms that are as favorable to the Company as could be obtained by third parties from Hoechst AG.

  The Company, from time to time, has entered into various financing agreements with its parent, Hoechst Corporation, and affiliates of Hoechst AG at competitive rates. See Note (2) of Notes to Consolidated Financial Statements.

  The Company has, from time to time, contracted for various plant and equipment design and consulting services from companies in the Hoechst Group on terms at least as favorable as could be obtained from third parties.

  The Company purchases from companies in the Hoechst Group many chemical raw materials at competitive prices for use in manufacturing chemically-related products. Several finished chemicals, which are resold in the United States, are also purchased from companies in the Hoechst Group. See Note (2) of Notes to Consolidated Financial Statements.

  The Company intends to continue its current policy of paying dividends to Hoechst Corporation at the discretion of the Company's Board of Directors. Payment of dividends by the Company is restricted by its public debt instruments, when there is, or a payment would result in, a default under these instruments or if the payments (when aggregated with other "Restricted Payments" as defined therein) would exceed a formula amount based on the total of $250 million plus Consolidated Net Income (as defined therein) plus certain Net Cash Proceeds from the sale, conversion or exchange of stock (as specified therein).

  Certain of the Company's employees, including a director, have employment contracts with Hoechst AG. See "Executive Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS

      The Consolidated Financial Statements of the Company and the Report of Independent Auditors of KPMG Peat Marwick are set forth in the Financial Statements and Supplementary Data (Item 8) and are filed as part of this report.

(A)(2) FINANCIAL STATEMENT SCHEDULES

      The following additional financial information is filed as part of this report and should be read in conjunction with the Consolidated Financial
    Statements:


                                                                       10-K PAGE

              Report of Independent Auditors                               50
  SCHEDULE

    V         Property, Plant and Equipment                                46

   VI         Accumulated Depreciation and Amortization of Property,
               Plant and Equipment                                         47

   IX         Short-term Borrowings                                        48

    X         Supplementary Income Statement Information                   49

      Schedules not included with this additional financial information have been omitted either because they are not applicable or because the required information is shown in the financial statements or notes thereto.

(A)(3) EXHIBITS

    The following Exhibits are filed as part of this report:

  EXHIBIT
   NUMBER                         DESCRIPTION
  -------                         -----------
    3.1   Restated Certificate of Incorporation of the Company (filed as a part of Exhibit 3 to the Company's Form S-1 Registration Statement No. 33-
          13326 filed April 10, 1987, and incorporated herein by  reference).

    3.2   Bylaws of the Company as amended December 15, 1989 (filed as an
          Exhibit to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1989, and incorporated herein by reference).

    4.1 Form of Indenture between the Company and The Bank of New York relating to the 9.45% Notes due 1997, and the form of such notes
          (filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the interim period ended June 30, 1987, and incorporated herein by reference).

  EXHIBIT
   NUMBER                         DESCRIPTION
  -------                         -----------
    4.2   Form of Indenture between the Company and The Bank of New York relating to the 9 5/8% Notes due 1999, and the form of such notes
          (filed as Exhibits to the Company's Quarterly Report on Form 10-Q for
          the interim period ended September 30, 1987, and incorporated herein by reference).

    4.3 Form of Indenture between the Company and Chemical Bank relating to medium-term notes and the form of such notes (filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the interim period ended
          September 30, 1988, and incorporated herein by reference).

    4.4   Form of First Supplemental Indenture between the Company and Chemical
          Bank relating to medium-term notes and the form of such notes (filed as Exhibits to the Company's Form S-3 Registration Statement No. 33-
          23628 filed April 24, 1991, and incorporated herein by reference).

    4.5 Form of Indenture between the Company and Chemical Bank relating to debt securities and medium-term notes and the form of such securities and notes (filed as Exhibits to the Company's Form S-3 Registration
          Statement Nos. 33-23628 and 33-51675 filed December 22, 1993 and incorporated herein by reference).

    4.6 The Company agrees to furnish the Commission upon request a copy of any other instrument with respect to long-term debt of the Company and any subsidiary for which consolidated or unconsolidated financial statements are required to be filed and as to which the amount of securities author-ized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

   10.1   Memorandum of Cooperation, dated October 20, 1983, between AHC and
          Roussel-Uclaf S.A., relating to Hoechst-Roussel Pharmaceuticals
          Incorporated (filed as an Exhibit to the Company's Form S-1
          Registration Statement No. 33-13326 filed April 10, 1987, and incorporated herein by reference).

   10.2 Agreement containing Consent Order and Agreement to Hold Separate, dated February 19, 1987, among Hoechst AG, AHC, Celanese and the
          United States Federal Trade Commission (filed as an Exhibit to the
          Company's Form S-1 Registration Statement No. 33-13326 filed April 10,
          1987, and incorporated herein by reference).

   10.3 Technology Cooperation and License Agreement between Hoechst AG and the Company as of January 1, 1988 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
          1987, and incorporated herein by reference).

   10.4 Summary of AHC Medical Program Policy provisions applicable to former members of the AHC Executive Committee (filed as an Exhibit to the Company's Form S-1 Registration Statement No. 33-13326 filed April
          10, 1987, and incorporated herein by reference).

   10.5 Summary of AHC Executive Retiree Life Insurance Program (filed as an Exhibit to the Company's Form S-1 Registration Statement No. 33-
          13326 filed April 10, 1987, and incorporated herein by reference).

   10.6   The Hoechst Celanese Executive Pension Plan, as amended, as of
          November 1, 1991 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

   10.7   Supplemental  Pension Plan to Retirement Plan (formerly the
          Celanese Supplemental Pension Plan to the Celanese Retirement Income
          Plan) (filed as an Exhibit to the Celanese Annual Report on Form 10-K
          (File No. 1-1308) for the fiscal year ended December 31, 1977, and incorporated herein by reference).

  EXHIBIT
   NUMBER                         DESCRIPTION
  -------                         -----------
   10.8   Grantor Trust Agreement, between Celanese and Bankers Trust Company dated December 27, 1985, for payment of benefits under the Executive
          Pension Plan (filed as an Exhibit to the Celanese Annual Report on
          Form 10-K (File No. 1-1308) for the fiscal year ended December 31,
          1985, and incorporated herein by reference).

   10.9   The Hoechst Celanese Executive Medical and Dental Plan, effective
          January 1, 1989 (filed as an Exhibit to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

   10.10  Employment Agreement, dated January 21, 1987, between Celanese and
          Joseph H. Patterson (filed as an Exhibit to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

   10.11  Summary of Management Incentive Plan (filed as an Exhibit to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1987, and incorporated herein by reference).

   10.12  Hoechst Celanese Long-Term Incentive Plan, effective January 1,
          1989 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

   10.13  A description of the Hoechst Celanese Executive Benefits
          Reimbursement Program (filed as an Exhibit to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

   12     Computation of Ratio of Earnings to Fixed Charges.

   21     Subsidiaries.
                                                           WHERE
                             NAME                       INCORPORATED

                 Hoechst Celanese Chemical Group, Inc.     Texas

   23     Consent of Independent Accountants.

   24.1 Powers of attorney, dated March 18, 1994, for directors and officers of the Company authorizing Harry R. Benz, Ernest H. Drew and/or David
          A. Jenkins to sign this 10-K on their behalf.

   24.2 Certified copy of resolution adopted by the Board of Directors of the Company on March 2, 1994, authorizing officers to sign this 10-K on behalf of the Company pursuant to powers of attorney.

(B)       REPORTS ON FORM 8-K
  During the quarter ended December 31, 1993, no reports on Form 8-K were filed.

                                   SIGNATURES

  Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Hoechst Celanese has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Hoechst Celanese Corporation


                              By:        /s/ Ernest H. Drew
                                 -------------------------------------
                                             Ernest H. Drew
                                 President and Chief Executive Officer

  March 28, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 1994, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                       TITLE
- ---------                       -----
Principal Executive Officer:

/s/ Ernest H. Drew              Director, President and Chief Executive Officer
- ----------------------
    Ernest H. Drew

Principal Financial Officer:

/s/ Harry R. Benz               Director, Senior Vice President--Finance and
- ----------------------           Chief Financial Officer
    Harry R. Benz

Principal Accounting Officer:

/s/ Raymond W. Smedley          Vice President and Controller
- ----------------------
    Raymond W. Smedley

Directors:

  Juergen Dormann*              Director
  Karl G. Engels*               Director
  David A. Jenkins*             Director
  Thomas F. Kennedy*            Director
  Joseph H. Patterson*          Director

- ----------
* Ernest H. Drew, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons, filed with the Securities and Exchange Commission.


                              By:        /s/ Ernest H. Drew
                                 -------------------------------------
                                             Ernest H. Drew
                                            Attorney-in-Fact

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "ACT") BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

  Hoechst Celanese Corporation is a wholly owned subsidiary of Hoechst Corporation. Accordingly, no annual report or proxy material has been sent to security holders.

                  EXHIBITS TO 1993 ANNUAL REPORT ON FORM 10-K
                  -------------------------------------------

 3.1 Restated Certificate of Incorporation of the Company (filed as a part of Exhibit 3 to the Company's Form S-1 Registration Statement No. 33-
          13326 filed April 10, 1987, and incorporated herein by reference).

 3.2      Bylaws of the Company as amended December 15, 1989 (filed as an
          Exhibit to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1989, and incorporated herein by reference).

 4.1 Form of Indenture between the Company and The Bank of New York relating to the 9.45% Notes due 1997, and the form of such notes
          (filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the interim period ended June 30, 1987, and incorporated herein by reference).

 4.2 Form of Indenture between the Company and The Bank of New York relating to the 9 5/8% Notes due 1999, and the form of such notes
          (filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the interim period ended September 30, 1987, and incorporated herein by reference).

 4.3 Form of Indenture between the Company and Chemical Bank relating to medium-term notes and the form of such notes (filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the interim period ended
          September 30, 1988, and incorporated herein by reference).

 4.4      Form of First Supplemental Indenture between the Company and Chemical
          Bank relating to medium-term notes and the form of such notes (filed as Exhibits to the Company's Form S-3 Registration Statement No. 33-
          23628 filed April 24, 1991, and incorporated herein by reference).

 4.5 Form of Indenture between the Company and Chemical Bank relating to debt securities and medium-term notes and the form of such securities and notes (filed as Exhibits to the Company's Form S-3 Registration
          Statement Nos. 33-23628 and 33-51675 filed December 22, 1993 and incorporated herein by reference).

 4.6 The Company agrees to furnish the Commission upon request a copy of any other instrument with respect to long-term debt of the Company and any subsidiary for which consolidated or unconsolidated financial statements are required to be filed and as to which the amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10.1      Memorandum of Cooperation, dated October 20, 1983, between AHC and
          Roussel-Uclaf S.A., relating to Hoechst-Roussel Pharmaceuticals
          Incorporated (filed as an Exhibit to the Company's Form S-1
          Registration Statement No. 33-13326 filed April 10, 1987, and incorporated herein by reference).

10.2 Agreement containing Consent Order and Agreement to Hold Separate, dated February 19, 1987, among Hoechst AG, AHC, Celanese and the
          United States Federal Trade Commission (filed as an Exhibit to the
          Company's Form S-1 Registration Statement No. 33-13326 filed April 10,
          1987, and incorporated herein by reference).

10.3 Technology Cooperation and License Agreement between Hoechst AG and the Company as of January 1, 1988 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
          1987, and incorporated herein by reference).

10.4 Summary of AHC Medical Program Policy provisions applicable to former members of the AHC Executive Committee (filed as an Exhibit to the Company's Form S-1 Registration Statement No. 33-13326 filed April 10,
          1987, and incorporated herein by reference).

10.5      Summary of AHC Executive Retiree Life Insurance Program (filed as an
          Exhibit to the Company's Form S-1 Registration Statement No. 33-13326 filed April 10, 1987, and incorporated herein by reference).

10.6      The Hoechst Celanese Executive Pension Plan, as amended, as of
          November 1, 1991 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated by reference).

10.7      Supplemental Pension Plan to Retirement Plan (formerly the Celanese
          Supplemental Pension Plan to the Celanese Retirement Income Plan)
          (filed as an Exhibit to the Celanese Annual Report on Form 10-K (File
          No. 1-1308) for the fiscal year ended December 31, 1977, and incorporated herein by reference).

10.8 Grantor Trust Agreement, between Celanese and Bankers Trust Company dated December 27, 1985, for payment of benefits under the Executive
          Pension Plan (filed as an Exhibit to the Celanese Annual Report on
          Form 10-K (File No. 1-1308) for the fiscal year ended December 31,
          1985, and incorporated herein by reference).

10.9      The Hoechst Celanese Executive Medical and Dental Plan, effective
          January 1, 1989 (filed as an Exhibit to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

10.10     Employment Agreement, dated January 21, 1987, between Celanese and
          Joseph H. Patterson (filed as an Exhibit to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

10.11     Summary of Management Incentive Plan (filed as an Exhibit to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1987, and incorporated herein by reference).

10.12     Hoechst Celanese Long-Term Incentive Plan, effective January 1, 1989
          (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

10.13     A description of the Hoechst Celanese Executive Benefits Reimbursement
          Program (filed as an Exhibit to the Company's Annual Report on Form
          10-K for the year ended December 31, 1988, and incorporated herein by reference).

12        Computation of Ratio of Earnings to Fixed Charges.

21        Subsidiaries.

                                                              WHERE
                    NAME                                      INCORPORATED

          Hoechst Celanese Chemical Group, Inc.                 Texas

23        Consent of Independent Accountants.

24.1 Powers of attorney, dated March 18, 1994, for directors and officers of the Company authorizing Harry R. Benz, Ernest H. Drew and/or David
          A. Jenkins to sign this 10-K on their behalf.

24.2 Certified copy of resolution adopted by the Board of Directors of the Company on March 2, 1994, authorizing officers to sign this 10-K on behalf of the Company pursuant to powers of attorney.