Form 10-Q
period 1994-03-31
HOECHST CELANESE CORP
filed 1994-05-12
CIK 812427

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1994

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from   _______________ to _____________

                        Commission File Number 33-13326

                                  -----------

                         Hoechst Celanese Corporation
            (Exact name of registrant as specified in its charter)

              Delaware                                    13-5568434
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


        1041 Route 202-206                                  08807
      Bridgewater, New Jersey                            (Zip Code)
(Address of principal executive offices)



      Registrant's telephone number, including area code:  (908) 231-2000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     All outstanding shares of Hoechst Celanese Corporation stock are owned by its parent, Hoechst Corporation.

                               TABLE OF CONTENTS

                                                                           PAGE
Part I--Financial Information

 Item 1--Consolidated Financial Statements
         Consolidated Balance Sheets--March 31, 1994 and
          December 31, 1993........................................         3
         Consolidated Statements of Earnings--
           Three months ended March 31, 1994 and 1993..............         4
         Consolidated Statements of Cash Flows--
           Three months ended March 31, 1994 and 1993..............         5
         Notes to Consolidated Financial Statements................         6

 Item 2--Management's Discussion and Analysis of
          Financial Condition and Results of Operations............         8

Part II--Other Information

 Item 1--Legal Proceedings.........................................        10
 Item 6--Exhibits and Reports on Form 8-K..........................        11

Note: The Registrant sometimes is referred to in this 10-Q as the Company or Hoechst Celanese.

Part I -- Financial Information

Item 1 -- Consolidated Financial Statements

                         Hoechst Celanese Corporation

                          Consolidated Balance Sheets


                                                                             March 31,    December 31,
                                                                               1994           1993
                                                                             ---------    ------------
                                                                                   (In millions)
ASSETS
Current assets:
   Cash and cash equivalents..............................................    $   191      $   171
   Marketable securities (note 3).........................................         68           75
   Net receivables........................................................      1,109        1,336
   Inventories (note 2)...................................................      1,054        1,024
   Prepaid expenses.......................................................         49           37
                                                                               ------       ------
    Total current assets..................................................      2,471        2,643
                                                                               ------       ------
Investments in affiliates.................................................        346          342

Property, plant and equipment.............................................      4,842        4,762
Accumulated depreciation and amortization.................................     (1,839)      (1,761)
                                                                               ------       ------
Net property, plant and equipment.........................................      3,003        3,001

Other assets (note 3).....................................................        337          298
Excess of cost over fair value of net assets of businesses acquired.......      1,619        1,633
                                                                               ------       ------
    Total assets..........................................................    $ 7,776      $ 7,917
                                                                               ======       ======
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Commercial paper and current installments of long-term debt............    $   648      $    20
   Accounts payable and accrued liabilities...............................        890        1,029
   Dividend payable to parent.............................................          -           70
   Notes and accounts payable, parent and affiliates......................         83          809
   Income taxes payable...................................................        272          333
                                                                               ------       ------
    Total current liabilities.............................................      1,893        2,261
                                                                               ------       ------
Long-term debt............................................................      1,017          879
Deferred income taxes.....................................................         53           52
Minority interests........................................................        518          512
Other liabilities.........................................................        796          731

Stockholder's equity:
   Common stock...........................................................          -            -
   Additional paid-in capital.............................................      2,769        2,769
   Retained earnings......................................................        667          655
   Unrealized holding gains...............................................          1            -
   Cumulative translation adjustment......................................         62           58
                                                                               ------       ------
    Total stockholder's equity............................................      3,499        3,482
                                                                               ------       ------
Commitments and contingencies (note 4)

    Total liabilities and stockholder's equity............................    $ 7,776      $ 7,917
                                                                               ======       ======

See accompanying notes to consolidated financial statements.

Part I--Financial Information

                         Hoechst Celanese Corporation

                      Consolidated Statements of Earnings

                                                             Three months ended
                                                                  March 31,
                                                             ------------------
                                                              1994        1993
                                                             ------      ------
                                                               (In millions)
Net sales...............................................     $1,612      $1,456

Cost of sales...........................................      1,282       1,117
                                                             ------      ------
   Gross profit.........................................        330         339

Selling, general and administrative expenses............        199         213
Research and development expenses.......................         66          58
                                                             ------      ------
   Operating income.....................................         65          68

Equity in net (loss) of affiliates......................         (2)         (3)
Interest expense........................................        (25)        (18)
Interest and other income, net..........................          5           7
                                                             ------      ------
   Earnings before income taxes, minority interests
    and cumulative effect of accounting changes.........         43          54

Income taxes............................................         16          19
                                                             ------      ------
   Earnings before minority interests and cumulative
    effect of accounting changes........................         27          35

Minority interests......................................         15          20
                                                             ------      ------
   Earnings before cumulative effect of accounting
    changes.............................................         12          15

Cumulative effect of accounting changes, net of tax.....          -          39
                                                             ------      ------
   Net earnings (loss)..................................     $   12      $  (24)
                                                             ======      ======

See accompanying notes to consolidated financial statements.

Part I--Financial Information

                         Hoechst Celanese Corporation

                     Consolidated Statements of Cash Flows

                                                                     Three months ended
                                                                          March 31,
                                                                    --------------------
                                                                      1994         1993
                                                                      ----         ----
                                                                        (In millions)
Operating activities:
   Net earnings (loss)..........................................    $    12     $   (24)
   Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
     Cumulative effect of accounting changes, net of tax........          -          39
     Depreciation and amortization..............................        122         108
     Change in equity of affiliates.............................          3           9
     Tax provision less taxes paid..............................        (53)          2
     Changes in operating assets and liabilities:
       Net receivables..........................................        227         119
       Inventories..............................................        (30)        (90)
       Prepaid expenses.........................................        (12)         (7)
       Accounts payable and accrued liabilities.................       (139)        (41)
       Other, net...............................................        (20)        (35)
                                                                    -------     -------
         Net cash provided by operating activities..............        110          80
                                                                    -------     -------
Investing activities:
   Capital expenditures.........................................       (105)       (145)
   Redemption of Loan to Parent.................................          -         176
   Proceeds from sale of marketable securities..................         30           8
   Purchases of and investments in businesses and assets........          -         (12)
   Purchases of marketable securities...........................        (20)         (9)
                                                                    -------     -------
         Net cash (used in) provided by investing activities....        (95)         18
                                                                    -------     -------
Financing activities:
   Proceeds from long term debt.................................        398           -
   Proceeds from short-term borrowings..........................        940         416
   Payments on long-term debt...................................         (1)        (18)
   Payments on short-term borrowings............................     (1,252)       (405)
   Dividends paid...............................................        (70)        (85)
                                                                    -------     -------
         Net cash provided by (used in) financing activities....         15         (92)
                                                                    -------     -------
Exchange rate changes on cash...................................        (10)        (10)

     Net increase (decrease) in cash and cash equivalents.......         20          (4)

Cash and cash equivalents at beginning of period................        171         213
                                                                    -------     -------
Cash and cash equivalents at end of period......................    $   191     $   209
                                                                    =======     =======

Supplemental disclosure of cash flow information:
Cash paid during the
 period for:           Interest, net of amount capitalized......    $    52     $    35
                       Income taxes.............................         69          10

See accompanying notes to consolidated financial statements.

Part I--Financial Information

                         Hoechst Celanese Corporation

                  Notes to Consolidated Financial Statements

(1)  Basis of Presentation

        Hoechst Celanese Corporation (the "Company") is wholly owned by Hoechst Corporation, a holding company, itself a wholly owned subsidiary of Hoechst Aktiengesellschaft ("Hoechst AG").

        The consolidated financial statements are unaudited and subject to year-end audit and adjustments. In the opinion of management, the financial statements include all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for the interim periods reported. Results for the three month period ended March 31, 1994 are not necessarily indicative of the results that will be realized for the full year. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 1993 consolidated financial statements to conform to the 1994 presentation. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, joint ventures and partnerships.

(2)  Inventories

                                                 March 31,       December 31,
                                                   1994              1993
                                                 ---------       ------------
                                                        (In millions)
     Finished goods........................        $  647            $  600
     Work-in-process.......................           142               144
     Raw materials and supplies............           329               340
                                                   ------            ------
        Subtotal...........................         1,118             1,084
     Excess of current costs over stated
       values..............................           (64)              (60)
                                                   ------            ------
        Total inventories..................        $1,054            $1,024
                                                   ======            ======

(3)  Marketable Securities

        Effective January 1, 1994, the Company implemented Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). In accordance with FAS 115, the Company has classified its investments in debt and equity securities as "available-for-sale" and has reported those investments at their fair or market value as of March 31, 1994. At that time, the Company had investments in debt securities amounting to $81 million of which $68 million was included in "Marketable securities" and the remainder in "Other assets" in the Consolidated Balance Sheet. The net unrealized gain is shown as a component of Stockholder's Equity. The Company does not believe that adopting FAS 115 has a material impact on the consolidated financial statements and related disclosures. Prior to January 1, 1994, these investments were stated at cost.

Part I--Financial Information

                         Hoechst Celanese Corporation

                  Notes to Consolidated Financial Statements


(4) Commitments and Contingencies

         The Company is a defendant in a number of lawsuits, including product liability and personal injury actions. Certain of these lawsuits purport to be class actions. In some of these lawsuits, claimed damages are substantial. While it is impossible at this time to determine with certainty the ultimate outcome of the lawsuits, management believes, based on the advice of legal counsel, that adequate provisions have been made for probable losses with respect thereto and that the ultimate outcome will not have a material adverse effect on the consolidated financial position of the Company, but may have a material effect upon the results of operations in any given year.

Part I--Financial Information

Item 2--Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations

     First quarter 1994 sales of $1,612 million increased $156 million from the comparable 1993 period as all operating segments experienced sales improvements. In the Fibers and Film segment, improvements in the Textile and Polyester Resins and Films groups offset lower sales in Technical Fibers. In Textile Fibers volumes were at near capacity levels in all product lines offsetting lower selling prices. Technical Fibers sales declined as both price and volume declined versus the prior year's results. The reduction was primarily driven by a temporary excess supply of tow and flake, and the timing of shipments to the Far East. Prices are down due to competitive pressures as well as the strength of the U.S. dollar in Europe. Volumes declined due to weakness in the European markets and lower shipments of filter products to the Far East. Polyester Resins and Films sales were higher as strong volumes, particularly in polyester intermediates and polyethylene terephthalate resins, offset lower export sales prices. Chemicals segment sales improved from the prior year as volumes, particularly in the methanol market, were strong. Prices continued to be under pressure in all product lines except methanol. Within the Specialties and Advanced Materials segment, both Specialty Chemicals and Advanced Materials improved from the prior year. In Specialty Chemicals, volume growth, particularly in superabsorbent materials, printing products and electronic products, offset lower domestic sales prices. Advanced Materials sales increased as both volume and price were favorable compared to the first quarter of 1993. Higher sales volume resulted from improved economic conditions in the United States, changes in product mix and continued strong demand in the consumer electronics market. Life Sciences sales improved due to higher volumes in prescription pharmaceuticals and the animal health business. Pharmaceutical sales volume increased due to sales by Copley Pharmaceutical, Inc. ("Copley") as well as a planned reduction in wholesaler purchases during the fourth quarter of 1993 versus prior years.

     Selling, general and administrative expenses ("SG&A") decreased by $14 million, or 7%, versus the first quarter of 1993. SG&A was favorable due, in part, to continuing cost containment measures. Chemicals includes an $8 million net credit resulting from a verdict in a litigation. Research and development expenditures increased from $58 million in 1993 to $66 million in 1994. Increases occurred primarily in the Life Sciences and Advanced Technology segments.

     Operating income was $65 million in 1994 compared to $68 million in 1993. Improvements in Specialties and Advanced Materials and Life Sciences were offset by operating income reductions in Fibers and Film and Advanced Technology. In Fibers and Film, operating income was lower as reductions in Technical Fibers offset improvements in Textile Fibers and Polyester Resins and Films. In Textile Fibers, higher sales and cost reduction efforts offset slightly higher raw material cost. Technical Fibers operating income declined as lower sales were only partially offset by similar cost containment efforts. Polyester Resins and Films operating income improved over the comparable 1993 period as sales increases were greater than the effects of higher raw material and other manufacturing costs. Chemicals segment operating income was favorable to the prior year as higher sales and lower SG&A offset increases in manufacturing costs, the result of higher raw material costs and manufacturing facility turnarounds. Specialty and Advanced Materials operating income was higher due to the strong performance of the Advanced Materials group. Specialty Chemicals operating income remained at 1993 levels as sales improvements were offset by higher manufacturing costs. In Advanced Materials, higher manufacturing costs slightly offset higher sales. In Life Sciences, operating income was favorable to the comparable 1993 period, but still reflected a loss on the operating income level. The improvement reflects not only the inclusion in 1994 of Copley, but also a reduction in wholesaler purchases during the fourth quarter of 1993 versus prior years. Operating income is expected to improve during the second half of 1994. Lower Advanced Technology operating income reflects an increase in research and development expenditures.

Part I--Financial Information

Item 2--Management's Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

     Interest expense increased by $7 million to $25 million. The increase is attributable to the higher debt levels related to the purchase of a majority share in Copley during the fourth quarter of 1993. Equity in net loss of affiliates improved marginally from a loss of $3 million in 1993 to a loss of $2 million in 1994. The results continue to reflect the sluggish economies in both Japan and Europe.

     The effective tax rate increased to 37% in 1994 from 35% in 1993. The increase is attributable to the increase in the statutory Federal tax rate and the nondeductible costs associated with the acquisition of a majority share in Copley.

Ratio of Earnings to Fixed Charges

     The ratio of earnings to fixed charges declined from 3.0 for the 1993 first quarter to 2.3 for the 1994 first quarter principally due to higher interest expense. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from operations before fixed charges, minority interests, income taxes and cumulative effect of accounting changes. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.

Liquidity and Capital Resources

     Cash and cash equivalents of $191 million at March 31, 1994, increased $20 million from 1993 year-end. The increase resulted as net cash provided by operating and financing activities of $110 million and $15 million, respectively, more than offset expenditures for capital projects of $105 million.

     In March, the Company paid its parent, Hoechst Corporation ("Parent"), a $70 million dividend. During the first quarter, the Company issued $250 million of 6-1/8% Notes due 2004 and sold $100 million of its medium-term notes. The Company also received $40 million from the sale of tax exempt bonds to finance the construction of pollution control facilities in South Carolina. As of March 31, 1994, the Company had $344 million of commercial paper outstanding. In addition, the Company borrowed $72 million and repaid $751 million of debt under the revolving credit agreement with its Parent. There was no outstanding balance under this credit facility at March 31, 1994.

     As of March 31, 1994, the Company had an aggregate $125 million outstanding of its medium-term notes. The Company may sell from time to time up to an additional $280 million of such notes. The proceeds of any medium-term notes to be sold will be used for general corporate purposes.

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

Part II--Other Information

Item 1--Legal Proceedings


     Regarding the Pampa and the Kingsmill Texas State Court actions against the Company described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, the following confidential settlements have been finalized. In the Pampa case, all but 17 plaintiffs have settled. In the Kingsmill case, all but one plaintiff have settled their claims. Management believes that the remaining plaintiffs do not have significant claims.

Part II--Other Information

Item 6--Exhibits and Reports on Form 8-K

(a) None required.

(b) Form 8--K

       During the quarter ended March 31, 1994, no reports on Form 8-K were filed.

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this form 10-Q has been signed on behalf of the Registrant by its Chief Accounting Officer who is authorized to sign on behalf of the Registrant.



                                      Hoechst Celanese Corporation



                                 /s/  R. W. Smedley
                                      Vice President and Controller


May 12, 1994