Form 10-Q
period 1994-06-30
HOECHST CELANESE CORP
filed 1994-08-15
CIK 812427

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended June 30, 1994

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from __________ to __________

                        Commission File Number 33-13326

                                  ----------

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
                                                     Yes   X     No
                                                          ---        ---

  All outstanding shares of Hoechst Celanese Corporation stock are owned by its parent, Hoechst Corporation.

                               TABLE OF CONTENTS


                                                                         PAGE
PART I--FINANCIAL INFORMATION

  Item 1--Consolidated Financial Statements

          Consolidated Balance Sheets - June 30, 1994 and
            December 31, 1993..........................................    3

          Consolidated Statements of Earnings -
            Three months ended June 30, 1994 and 1993..................    4

          Consolidated Statements of Cash Flows -
            Three months ended June 30, 1994 and 1993..................    5

          Notes to Consolidated Financial Statements...................    6

  Item 2--Managements Discussion and Analysis of Financial Condition and
           Results of Operations.......................................    8



PART II--OTHER INFORMATION

  Item 1--Legal Proceedings............................................   11

  Item 6--Exhibits and Reports on Form 8-K.............................   12


NOTE: The Registrant sometimes is referred to in this 10-Q as the Company or Hoechst Celanese.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                          HOECHST CELANESE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30,     DECEMBER 31,
                                                                             1994           1993
                                                                          ----------   -------------
                                                                                (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents...........................................     $   178        $   171
  Marketable securities...............................................          59             75
  Net receivables.....................................................       1,298          1,336
  Inventories (note 2)................................................       1,115          1,024
  Prepaid expenses....................................................          67             37
                                                                           -------        -------
    Total current assets..............................................       2,717          2,643
                                                                           -------        -------

Investments in affiliates.............................................         358            342

Property, plant and equipment.........................................       4,904          4,762
Accumulated depreciation and amortization.............................      (1,897)        (1,761)
                                                                           -------        -------
Net property, plant and equipment.....................................       3,007          3,001
                                                                           -------        -------

Other assets..........................................................         298            298
Excess of cost over fair value of net assets of businesses acquired...       1,602          1,633
                                                                           -------        -------
    Total assets......................................................     $ 7,982        $ 7,917
                                                                           =======        =======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Commercial paper and current installments of long-term debt.........     $   374        $    20
  Accounts payable and accrued liabilities............................       1,039          1,029
  Dividend payable to parent..........................................           -             70
  Notes and accounts payable, parent and affiliates...................         368            809
  Income taxes payable................................................         190            333
                                                                           -------        -------
    Total current liabilities.........................................       1,971          2,261
                                                                           -------        -------

Long-term debt........................................................       1,067            879
Deferred income taxes.................................................          15             52
Minority interests....................................................         512            512
Other liabilities.....................................................         799            731

Stockholder's equity:
  Common stock........................................................           -              -
  Additional paid-in capital..........................................       2,856          2,769
  Retained earnings...................................................         723            655
  Unrealized holding losses...........................................          (5)             -
  Cumulative translation adjustment...................................          44             58
                                                                           -------        -------
    Total stockholder's equity........................................       3,618          3,482
                                                                           -------        -------

Commitments and contingencies (note 3)

    Total liabilities and stockholder's equity........................     $ 7,982        $ 7,917
                                                                           =======        =======


See accompanying notes to consolidated financial statements.

PART I -- FINANCIAL INFORMATION

                          HOECHST CELANESE CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                 JUNE 30,               JUNE 30,
                                                                           ------------------      -----------------
                                                                            1994        1993        1994       1993
                                                                            ----        ----        ----       ----
                                                                              (IN MILLIONS)           (IN MILLIONS)

Net sales..........................................................        $1,976       $1,686     $3,588     $3,142
Cost of sales......................................................         1,536        1,306      2,818      2,423
                                                                           ------       ------     ------     ------
  Gross profit.....................................................           440          380        770        719

Selling, general and administrative expenses.......................           345          233        544        446
Research and development expenses..................................            79           63        145        121
                                                                           ------       ------     ------     ------
  Operating income.................................................            16           84         81        152

Equity in net earnings (loss) of affiliates........................             1           (3)        (1)        (6)
Interest expense...................................................           (31)         (19)       (56)       (37)
Interest and other income, net.....................................             7           20         12         27
                                                                           ------       ------     ------     ------
  Earnings before income taxes, minority interests and cumulative
  effect of accounting changes.....................................            (7)          82         36        136

Income taxes.......................................................           (90)          20        (74)        39
                                                                           ------       ------     ------     ------
  Earnings before minority interests and cumulative effect of
  accounting changes...............................................            83           62        110         97

Minority interests.................................................            27           16         42         36
                                                                           ------       ------     ------     ------
  Earnings before cumulative effect of accounting changes..........            56           46         68         61

Cumulative effect of accounting changes, net of tax................             -            -          -        (39)
                                                                           ------       ------     ------     ------
  Net earnings.....................................................        $   56       $   46     $   68     $   22
                                                                           ======       ======     ======     ======

See accompanying notes to consolidated financial statements.

PART I -- FINANCIAL INFORMATION

                          HOECHST CELANESE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                             ------------------
                                                                              1994        1993
                                                                             ------      ------
                                                                                (IN MILLIONS)
Operating activities:
  Net earnings..........................................................     $   68      $  22
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Cumulative effect of accounting changes, net of tax.................          -         39
    Depreciation and amortization.......................................        240        216
    Change in equity of affiliates......................................          5         10
    Tax provision less taxes paid.......................................       (175)        16
    Changes in operating assets and liabilities:
      Net receivables...................................................        184        113
      Inventories.......................................................          6       (129)
      Prepaid expenses..................................................        (23)       (20)
      Accounts payable and accrued liabilities..........................        (63)       (63)
      Other, net........................................................        (26)       (90)
                                                                             ------      -----
        Net cash provided by operating activities.......................        216        114
                                                                             ------      -----

Investing activities:
  Capital expenditures..................................................       (215)      (285)
  Redemption of Loan to Parent..........................................          -        176
  Proceeds from sale of marketable securities...........................         57         24
  Purchases of and investments in businesses and assets.................          -        (20)
  Purchases of marketable securities....................................        (46)       (20)
                                                                             ------      -----
        Net cash used in investing activities...........................       (204)      (125)
                                                                             ------      -----

Financing activities:
  Proceeds from long-term debt..........................................        448          7
  Proceeds from short-term borrowings...................................      2,276        959
  Payments on long-term debt............................................       (272)       (30)
  Payments on short-term borrowings.....................................     (2,369)      (882)
  Dividends paid........................................................        (70)       (85)
                                                                             ------      -----
        Net cash provided by (used in) financing activities.............         13        (31)
                                                                             ------      -----

Exchange rate changes on cash...........................................        (18)        10

  Net increase (decrease) in cash and cash equivalents..................          7        (32)

Cash and cash equivalents at beginning of period........................        171        213
                                                                             ------      -----
Cash and cash equivalents at end of period..............................     $  178      $ 181
                                                                             ======      =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:  Interest, net of amount capitalized...     $   78      $  39
                                  Income taxes..........................        101         21

See Note 1 for additional information on noncash activities.
See accompanying notes to consolidated financial statements.

PART I -- FINANCIAL INFORMATION

                         HOECHST CELANESE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

      Hoechst Celanese Corporation (the "Company") is wholly owned by Hoechst Corporation, a holding company, itself a wholly owned subsidiary of Hoechst Aktiengesellschaft ("Hoechst AG").

      The consolidated financial statements are unaudited and subject to year-end audit and adjustments. In the opinion of management, the financial statements include all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for the interim periods reported. Results for the six month period ended June 30, 1994 are not necessarily indicative of the results that will be realized for the full year. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 1993 consolidated financial statements to conform to the 1994 presentation. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, joint ventures and partnerships.

      Effective January 1, 1994, Hoechst AG and Schering Berlin ("Schering") formed a worldwide joint venture to manufacture and sell agricultural chemicals. In North America a joint venture was formed, AgrEvo USA Company ("AgrEvo"), through Agri-Vet Inc., a wholly owned subsidiary of the Company, and through NOR-AM Chemical Company, a wholly owned subsidiary of Schering. The Company's contribution to the joint venture consisted of its former U.S. and Hoechst Canada, Inc.'s ("HCI") former Canadian crop protection businesses in exchange for a 60% interest. Schering's contribution consisted of its former U.S. crop protection business in exchange for a 40% interest. As of June 30, 1994 and for the six months then ended the effect on the Company's financial statements was to increase Net sales, Operating income, and Net earnings by $140 million, $16 million and $9 million, respectively.

      Also effective January 1, 1994 Hoechst Corporation agreed to increase its investment in the Company by contributing the shares of HCI to the Company, which resulted in an $87 million increase in Additional paid-in capital. HCI is involved in various industries including industrial chemicals, colorants, pharmaceutical production and crop protection. As discussed above, HCI's crop protection business was contributed to the AgrEvo joint venture. The Company consolidated the remainder of HCI, after the contribution of its crop protection business to AgrEvo. As of June 30, 1994 and for the six months then ended, the effect on the Company's financial statements was to increase Net sales, Operating income and Net earnings by $45 million, $1 million and $1 million, respectively.

(2) INVENTORIES

                                                 JUNE 30,    DECEMBER 31,
                                                   1994          1993
                                                 --------    ------------
                                                      (IN MILLIONS)

  Finished goods..............................    $  811        $  600
  Work-in-process.............................       134           144
  Raw materials and supplies..................       237           340
                                                  ------        ------
   Subtotal...................................     1,182         1,084
  Excess of current costs over stated values..       (67)          (60)
                                                  ------        ------
   Total inventories..........................    $1,115        $1,024
                                                  ======        ======

PART I -- FINANCIAL INFORMATION

                          HOECHST CELANESE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) COMMITMENTS AND CONTINGENCIES

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

PART I -- FINANCIAL INFORMATION

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Sales for the first six months of 1994 increased by 14% to $3,588 from $3,142 for the comparable 1993 period, and sales for the second quarter of 1994 increased by 17% to $1,976 from $1,686 in 1993. Sales for the first six months of 1994 included $226 million and sales for the second quarter of 1994 included $207 million related to the consolidation of Copley Pharmaceutical, Inc. ("Copley"), Hoechst Canada, Inc. ("HCI") and AgrEvo USA Company ("AgrEvo") (see below). The Fibers and Film segment sales were higher for the second quarter and six months versus the comparable 1993 periods. Textile Fibers sales were higher for the six-month period, but lower for the quarter. Year-to-date and second quarter volumes improved over the comparable periods in 1993, particularly in polyester staple. However such volume increases did not totally offset lower polyester staple prices. Technical Fibers sales declined both for the second quarter and six-month periods due primarily to market softness and price decreases in cellulosic tow products, as a result of worldwide oversupply. Polyester Resins and Films had strong sales gains for both the six months and second quarter as demand increased in all product lines, especially polyethylene terephtalate resins. Chemicals segment sales improved both for the six-month period and the second quarter versus the comparable 1993 periods. Volumes remained strong in all product lines and improved most notably in methanol, acetyls and formaldehyde products due in large measure to improvements in the U.S. economy. Although prices were lower for the six-month period, second quarter prices, particularly methanol, were higher in 1994 versus 1993. In the Specialties and Advanced Materials segment, sales were improved for both periods. Specialty Chemicals sales improved for the six months, but were lower in the second quarter versus the prior year. Specialty Chemicals volumes increased for the six-month period, most notably in pigments, due to strong demand in the paint and plastics industries, and in superabsorbents, due to continued strong market demand. Dyes volumes were lower as demand continued to be weak in the fleecewear market. Prices were lower in both periods versus the prior year due to competition in the dyes and superabsorbents markets. Advanced Materials sales were up both for the six months and the second quarter as volumes were favorable in both periods, due principally to continuing strength in the automotive and consumer electronics markets. Prices remained relatively stable. Life Sciences segment sales improved for both the six months and the second quarter due in part to the introduction of new products in the animal health area, sales from Copley (in which the Company acquired a majority share in November 1993), and incremental sales related to the crop protection joint venture with AgrEvo (see below).

  Selling, general and administrative expenses ("SG&A") were higher versus the comparable 1993 periods due principally to a charge of $70 million, net of estimated insurance recoveries. This charge was based on a review by the Company of its exposure to product liability claims, together with a recent settlement relating to acetal copolymer resin sold to other companies who manufactured fittings used in plumbing systems. (For more information, see the Company's annual report on Form 10-K for the year ended December 31, 1993.) Excluding the charge discussed above, SG&A was marginally higher for the quarter and the six months. Research and development expenses increased by $16 million and $24 million for the quarter and six months, respectively. Increases were primarily in the Life Sciences and Advanced Technology segments.

  Excluding the charge of $70 million discussed above, operating income was virtually unchanged from the prior year for both the quarter and year-to-date periods. Improvements in the Chemicals, Life Sciences and Specialties and Advanced Materials segments were offset by lower operating income in the Fibers and Film segment and higher research and development costs in the Advanced Technology segment. Higher operating income in Polyester Resins and Films for both periods and in Textile Fibers for the six months were not enough to offset lower operating income in Technical Fibers. In Textile Fibers, higher sales and lower plant fixed manufacturing costs, resulting from prior restructuring efforts, were only partially offset by higher raw material costs. In Technical Fibers, lower manufacturing

PART I -- FINANCIAL INFORMATION

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

costs, the effect of aggressive cost reduction measures, were not sufficient to offset the effect of lower sales. Polyester Resins and Films operating income improved as sales increases were greater than the effect of higher raw material prices, principally para-xylene, and higher fixed manufacturing costs. The Chemicals segment operating income improved in both periods as higher sales offset the effects of higher raw material costs, principally in natural gas and ethylene. Specialties and Advanced Materials operating income was higher for the six months, but lower for the quarter as improvements in Advanced Materials were reduced by declines in Specialty Chemicals for both periods. Specialty Chemicals operating income declined for the six months as higher sales were offset by higher manufacturing costs. The decline in second quarter operating income was the result both of marginally lower sales and higher manufacturing costs. In Advanced Materials, although manufacturing costs were higher, operating income was favorable for both periods due to higher sales revenue and lower SG&A costs. In Life Sciences, operating income was favorable to the comparable 1993 periods, but still reflected a loss on the operating income level. The improvement reflects the inclusion in 1994 of Copley, HCI and AgrEvo as well as a reduction in wholesaler purchases during the fourth quarter of 1993 versus the prior year. Lower Advanced Technology operating income reflects an increase in research and development expenditures.

  Interest expense increased by $12 million and $19 million for the quarter and six months, respectively. The increase is attributable to the higher debt levels related to the purchase of a majority share in Copley during the fourth quarter of 1993. Equity in the net earnings (loss) of affiliates improved as the economies in both Japan and Europe are beginning to improve as well as increased earnings in BHC Company in which the Company owns a 50% interest.

  The Company made certain estimates in previous periods in providing for income taxes. Based on more current information, the Company has changed such accounting estimates giving rise to a tax benefit of $63 million. The effective tax rate for the second quarter and six-month period decreased from the comparable 1993 periods due principally to this benefit and to losses experienced in the United States which represent a larger portion of consolidated earnings and are taxed at higher rates.

  Effective January 1, 1994, Hoechst AG and Schering Berlin ("Schering") formed a worldwide joint venture to manufacture and sell agricultural chemicals. In North America a joint venture was formed, AgrEvo USA Company ("AgrEvo"), through Agri-Vet Inc., a wholly owned subsidiary of the Company, and through NOR-AM Chemical Company, a wholly owned subsidiary of Schering. The Company's contribution to the joint venture consisted of its former U.S. and HCI's former Canadian crop protection business in exchange for a 60% interest. Schering's contribution consisted of its former U.S. crop protection business in exchange for a 40% interest. As of June 30, 1994 and the six months then ended, the effect on the Company's financial statements was to increase Net sales, Operating income, and Net earnings by $140 million, $16 million, and $9 million, respectively.

  Also effective January 1, 1994 Hoechst Corporation agreed to increase its investment in the Company by contributing the shares of HCI to the Company. HCI is involved in various industries including industrial chemicals, colorants, pharmaceutical production and crop protection. As noted above, HCI's crop protection business was contributed to the AgrEvo joint venture. The Company consolidated the remainder of HCI, after the contribution of its crop protection business to AgrEvo. As of June 30, 1994 and the six months then ended, the effect on the Company's financial statements was to increase Net sales, Operating income and Net earnings by $45 million, $1 million and $1 million, respectively.

PART I -- FINANCIAL INFORMATION

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

RATIO OF EARNINGS TO FIXED CHARGES

  The ratio of earnings to fixed charges for the second quarter and six months of 1994 was 0.8 and 1.5, respectively, compared to 3.9 and 3.4 for the 1993 periods. The decline for both periods was the result of lower earnings from operations and higher interest expense. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from operations before fixed charges, minority interests, income taxes and cumulative effect of accounting changes. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents of $178 million on June 30, 1994 represented an increase of $7 million from December 31, 1993. The increase resulted as net cash provided by operating and financing activities of $216 million and $13 million, respectively, more than offset expenditures for capital projects of $215 million.

  During the first six months, the Company issued $250 million of 6 1/8% Notes due 2004 and sold $150 million of its medium-term notes. The Company also received $40 million from the sale of tax exempt bonds to finance the construction of pollution control facilities in South Carolina. In June of 1994, the Company exercised its option to redeem all of the $250 million 9.45% Notes. The funding requirements for the redemption was met through a loan from Hoechst AG. In addition, the Company borrowed $72 million and repaid $751 million of debt under the revolving credit agreement with its parent, Hoechst Corporation. There was no outstanding balance under this credit facility as of June 30, 1994. The Company had $327 million of commercial paper outstanding at the end of the second quarter. In March, the Company paid Hoechst Corporation a $70 million dividend.

  As of June 30, 1994, the Company had an aggregate $175 million outstanding of its medium-term notes. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds of any medium-term notes to be sold will be used for general corporate purposes.

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

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

  Regarding the Plumbing Actions against the Company described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, certain events have occurred.

  In May 1994, United States Brass Corporation ("U.S. Brass") (formerly a wholly owned subsidiary of Household International, Inc., "Household") and one of the companies primarily responsible for the design and manufacture of the polybutylene plumbing systems at issue, filed for chapter 11 protection in bankruptcy court in Sherman, Texas. This filing and several related motions stayed any further proceedings against U.S. Brass and Household in the Plumbing Actions. Defendants Hoechst Celanese and Shell Oil Company ("Shell") have removed virtually all of the pending Plumbing Actions to federal court, with the object of transferring them to and consolidating them in the Sherman, Texas bankruptcy court. Many of the cases have been transferred. However the federal court in California remanded the California cases to the original state court. The bankruptcy court in Texas has not ruled on whether the Texas actions will be remanded to the Texas courts.

  In July, 1994, Shell and the Company agreed to a confidential settlement of cases involving approximately 11,000 housing units, with one of the major Texas plaintiff lawyers. The ultimate allocation of the settlement amount between Shell and HCC has yet to be determined.

  Regarding the consent order with the City of Mount Holly, North Carolina described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 the parties have agreed in June 1994 to a settlement of the matter whereby the Company will make an unrestricted cash payment of $14,250 and a payment of $57,000 to be used for a project to be selected by the City.

  Reference is made to Part II, Item 1 - Legal Proceedings of the Company's report on Form 10-Q for the quarterly period ended March 31, 1994 for a discussion of the finalization of confidential settlements in the Pampa and the Kingsmill Texas State court actions against the Company.

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(A) NONE REQUIRED.

(B) FORM 8-K

     During the quarter ended June 30, 1994, no reports on Form 8-K were filed.

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


August 15, 1994