Form 10-Q
period 1994-09-30
HOECHST CELANESE CORP
filed 1994-11-14
CIK 812427

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1994

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______ to ________

                        Commission File Number 33-13326

                             --------------------

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

                                                      Yes   X     No
                                                          ------      -----
All outstanding shares of Hoechst Celanese Corporation stock are owned by its parent, Hoechst Corporation.

                               TABLE OF CONTENTS

                                                                    PAGE
 PART I--FINANCIAL INFORMATION

  Item 1--Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 1994 and
            December 31, 1993....................................     3

          Consolidated Statements of Earnings -
            Three and nine months ended September 30, 1994 and
            1993.................................................     4

          Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1994 and 1993........     5

          Notes to Consolidated Financial Statements.............     6


  Item 2--Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................     8



 PART II--OTHER INFORMATION

  Item 1--Legal Proceedings......................................    11

  Item 6--Exhibits and Reports on Form 8-K.......................    12


NOTE: The Registrant sometimes is referred to in this 10-Q as the Company or Hoechst Celanese.

PART I--FINANCIAL INFORMATION

ITEM 1--CONSOLIDATED FINANCIAL STATEMENTS

                          HOECHST CELANESE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                SEPTEMBER 30,       DECEMBER 31,
                                                     1994               1993
                                                -------------       ------------
                                                         (IN MILLIONS)
ASSETS

Current assets:
  Cash and cash equivalents...................     $   296            $   171
  Marketable securities.......................          54                 75
  Net receivables.............................       1,321              1,336
  Inventories (note 2)........................       1,089              1,024
  Prepaid expenses............................          47                 37
                                                   -------            -------
    Total current assets......................       2,807              2,643
                                                   -------            -------

Investments in affiliates.....................         367                342

Property, plant and equipment.................       4,983              4,762
Accumulated depreciation and amortization.....      (1,978)            (1,761)
                                                   -------            -------
Net property, plant and equipment.............       3,005              3,001
                                                   -------            -------

Other assets..................................         330                298
Excess of cost over fair value of net
 assets of businesses acquired................       1,566              1,633
                                                   -------            -------
    Total assets..............................     $ 8,075            $ 7,917
                                                   =======            =======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Commercial paper and current installments
   of long-term debt..........................     $   177            $    20
  Accounts payable and accrued liabilities....         998              1,029
  Dividend payable to parent..................           -                 70
  Notes and accounts payable, parent and
   affiliates.................................         625                809
  Income taxes payable........................         191                333
                                                   -------            -------
    Total current liabilities.................       1,991              2,261
                                                   -------            -------

Long-term debt................................       1,086                879
Deferred income taxes.........................          10                 52
Minority interests............................         524                512
Other liabilities.............................         812                731

Stockholder's equity:
  Common stock................................           -                  -
  Additional paid-in capital..................       2,856              2,769
  Retained earnings...........................         747                655
  Unrealized holding losses...................          (1)                 -
  Cumulative translation adjustment...........          50                 58
                                                   -------            -------
    Total stockholder's equity................       3,652              3,482
                                                   -------            -------

Commitments and contingencies (note 3)

    Total liabilities and stockholder's
     equity...................................     $ 8,075            $ 7,917
                                                   =======            =======

See accompanying notes to consolidated financial statements.

PART I--FINANCIAL INFORMATION

                          HOECHST CELANESE CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------         -------------
                                                    1994        1993      1994        1993
                                                    ----        ----      ----        ----
                                                      (IN MILLIONS)         (IN MILLIONS)
Net sales.....................................     $1,889      $1,649    $5,477      $4,791
Cost of sales.................................      1,470       1,292     4,288       3,715
                                                   ------      ------    ------      ------
  Gross profit................................        419         357     1,189       1,076

Selling, general and administrative
 expenses.....................................        244         233       788         679
Research and development expenses.............         76          67       221         188
                                                   ------      ------    ------      ------
  Operating income............................         99          57       180         209

Equity in net loss of affiliates..............          -          (2)       (1)         (8)
Interest expense..............................        (28)        (18)      (84)        (55)
Interest and other income, net................          7          16        19          43
                                                   ------      ------    ------      ------
  Earnings before income taxes, minority
   interests and cumulative effect of
   accounting changes.........................         78          53       114         189

Income taxes..................................         19          29       (55)         68
                                                   ------      ------    ------      ------
  Earnings before minority interests and
   cumulative effect of accounting changes....         59          24       169         121

Minority interests............................         35          16        77          52
                                                   ------      ------    ------      ------
  Earnings before cumulative effect of
   accounting changes.........................         24           8        92          69

Cumulative effect of accounting changes,
 net of tax...................................          -           -         -         (39)
                                                   ------      ------    ------      ------
  Net earnings................................     $   24      $    8    $   92      $   30
                                                   ======      ======    ======      ======

See accompanying notes to consolidated financial statements.

PART I--FINANCIAL INFORMATION

                         HOECHST CELANESE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                       -------------
                                                     1994         1993
                                                     ----         ----
                                                       (IN MILLIONS)
Operating activities:
 Net earnings.................................     $    92      $    30
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Cumulative effect of accounting changes,
    net of tax................................           -           39
   Depreciation and amortization..............         360          330
   Change in equity of affiliates.............           8           15
   Tax provision less taxes paid..............        (185)           2
   Changes in operating assets and liabilities:
     Net receivables..........................         161           82
     Inventories..............................          33         (153)
     Accounts payable and accrued
      liabilities.............................        (103)        (127)
     Other, net...............................         (38)         (56)
                                                   -------      -------
      Net cash provided by operating
       activities.............................         328          162
                                                   -------      -------

Investing activities:
 Capital expenditures.........................        (339)        (423)
 Redemption of Loan to Parent.................           -          176
 Proceeds from sale of business and
  assets......................................           -            2
 Proceeds from sale of marketable
  securities..................................          80           44
 Purchases of and investments in businesses
  and assets..................................         (15)         (22)
 Purchases of marketable securities...........         (66)         (41)
                                                   -------      -------
      Net cash used in investing
       activities.............................        (340)        (264)
                                                   -------      -------

Financing activities:
 Proceeds from long-term debt.................         478            7
 Proceeds from short-term borrowings..........       3,050        1,538
 Payments on long-term debt...................        (272)         (38)
 Payments on short-term borrowings............      (3,037)      (1,390)
 Dividends paid...............................         (70)         (85)
                                                   -------      -------
      Net cash provided by financing
       activities.............................         149           32
                                                   -------      -------

Exchange rate changes on cash.................         (12)           8

   Net increase (decrease) in cash and cash
    equivalents...............................         125          (62)

Cash and cash equivalents at beginning of
 period.......................................         171          213
                                                   -------      -------
Cash and cash equivalents at end of
 period.......................................     $   296      $   151
                                                   =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
  Interest, net of amount capitalized.........     $   124      $    62
  Income taxes................................         130           57

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

      The consolidated financial statements are unaudited and subject to year-end audit and adjustments. In the opinion of management, the financial statements include all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for the interim periods reported. Results for the nine-month period ended September 30, 1994 are not necessarily indicative of the results that will be realized for the full year. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 1993 consolidated financial statements to conform to the 1994 presentation. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, joint ventures and partnerships.

      Effective January 1, 1994, Hoechst AG and Schering Berlin Inc. ("Schering") formed a worldwide joint venture to manufacture and sell agricultural chemicals. In North America a joint venture was formed, AgrEvo USA Company ("AgrEvo"), through Agri-Vet Inc., a wholly owned subsidiary of the Company, and through NOR-AM Chemical Company, a wholly owned subsidiary of Schering. The Company's contribution to the joint venture consisted of its former U.S. and Hoechst Canada, Inc.'s ("HCI") former Canadian crop protection businesses in exchange for a 60% interest. Schering's contribution consisted of its former U.S. crop protection business in exchange for a 40% interest. As of September 30, 1994 and for the nine months then ended the effect on the Company's financial statements was to increase Net sales, Operating income, and Net earnings by $187 million, $17 million and $10 million, respectively.

      Also effective January 1, 1994 Hoechst Corporation agreed to increase its investment in the Company by contributing the shares of HCI to the Company, which resulted in an $87 million increase in Additional paid-in capital. HCI is involved in various industries including industrial chemicals, colorants, pharmaceutical production and crop protection. As discussed above, HCI's crop protection business was contributed to the AgrEvo joint venture. The Company consolidated the remainder of HCI, after the contribution of its crop protection business to AgrEvo. As of September 30, 1994 and for the nine months then ended, the effect on the Company's financial statements was to increase Net sales, Operating income and Net earnings by $61 million, $2 million and $2 million, respectively.

PART I--FINANCIAL INFORMATION

                          HOECHST CELANESE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) INVENTORIES

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1994            1993
                                                 -------------   ------------
                                                        (IN MILLIONS)
   Finished goods..............................      $  803         $  600
   Work-in-process.............................         125            144
   Raw materials and supplies..................         232            340
                                                     ------         ------
     Subtotal..................................       1,160          1,084
   Excess of current costs over stated values..         (71)           (60)
                                                     ------         ------
     Total inventories.........................      $1,089         $1,024
                                                     ======         ======


(3) COMMITMENTS AND CONTINGENCIES

      The Company is a defendant in a number of lawsuits, including product liability and personal injury actions. Certain of these lawsuits purport to be, or have been preliminarily certified as, class actions. In some of these lawsuits, claimed damages are substantial. While it is impossible at this time to determine with certainty the ultimate outcome of the lawsuits, management believes, based on the advice of legal counsel, that adequate provisions have been made for probable losses with respect thereto and that the ultimate outcome will not have a material adverse effect on the consolidated financial position of the Company, but may have a material effect upon the results of operations in any given year.

      Regarding the Plumbing Actions against the Company described in Part I,
    Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, the Company together with Shell Oil Company ("Shell") and E.I. du Pont de Nemours and Company ("DuPont"), agreed to and announced, in October 1994, a proposed settlement of a purported class action (pending in the 164th Judicial District, Harris County, Texas) subject to court approval, which would provide replumbings to qualifying homeowners with leaking polybutylene plumbing systems throughout the United States. The ultimate allocation of the settlement amount between Shell, DuPont and the Company has yet to be determined. The Company is not liable for any alleged defects in such systems, which were designed, manufactured and marketed by other companies. Nonetheless, the Company has agreed to participate in the settlement to reduce litigation expenses and to provide relief to qualifying homeowners with polybutylene plumbing problems.

      In order to mitigate the potential exposure to and cost of litigation, the Company, together with Shell and DuPont, has agreed to continue funding the Plumbing Claims Group ("PCG"). PCG is the company which assesses individual repair requests and pays for certain repairs of qualifying homeowners with leaking polybutylene plumbing systems. To date, PCG has been funded by the Company, Shell and DuPont on an ongoing basis as monies were spent. The Company, Shell and DuPont have agreed, should the proposed settlement referred to above not receive court approval, to continue to fund PCG as monies are spent up to $400 million to cover such future repairs. However, the ultimate amount that will be allocated to each company has yet to be determined.

PART I--FINANCIAL INFORMATION

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The first nine months of 1994 yielded sales of $5,477 million which increased by 14% from $4,791 million for the same period in 1993. Sales for the third quarter of 1994 increased by 15% to $1,889 million from $1,649 million in 1993. The Fibers and Film segment experienced increases in sales for both the nine months and the third quarter of 1994 over the comparable 1993 periods. Textile Fibers sales increased for both the quarter and year-to-date periods. Volume gains were achieved in both periods as polyester continues to operate at capacity levels. Technical Fibers sales declined for the nine-month period although third quarter sales exceeded the prior year. Oversupply conditions versus the prior year, particularly for filter products and spunbond, have negatively affected pricing. Additional export volumes of filter products increased third quarter sales. Polyester Resins and Films experienced significant sales growth for both periods in 1994 largely resulting from increased market demand for packaging resins. Chemicals segment sales improved both for the nine-month period and third quarter versus the comparable 1993 periods. Volumes remained strong in all product lines and improved most notably in methanol, acetyls and acrylates. For both the nine months and third quarter, commodity prices have continued to improve with the most marked increase in methanol pricing. The Specialties and Advanced Materials segment had sales growth for both periods in 1994 compared to the same periods in 1993.
Specialty Chemicals sales improved for both the third quarter and nine months versus the comparable 1993 periods due primarily to increased volumes in pigments because of favorable market conditions in the paint and plastics industries. Dyes volumes continued to be lower as demand weakened. Prices were lower in both periods versus the prior year due to competition in the dyes and superabsorbents markets. Advanced Materials had strong sales growth compared to 1993 due to volume gains and moderate pricing improvements. This performance reflects improved economic conditions and further commercialization of products in the automotive and fiber optics industries. Sales in the Life Sciences segment for the nine months and third quarter of 1994 have increased due to the inclusion of $323 million and $97 million, respectively, related to the consolidation of Copley Pharmaceutical, Inc. ("Copley"), Hoechst Canada, Inc. ("HCI") and AgrEvo USA Company ("AgrEvo"). (See Note (1) to the Consolidated Financial Statements.) Additionally, the introduction of new animal health products contributed to these improvements.

  Selling, general and administrative expenses ("SG&A") have increased for both the nine-month and three-month periods versus the same periods last year due principally to a charge of $70 million in the second quarter of 1994, net of estimated insurance recoveries. This charge was based on a review by the Company of its exposure to product liability claims, together with a settlement in the second quarter of 1994 relating to acetal copolymer resin sold to other companies who manufactured fittings used in plumbing systems. (For more information, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.) Excluding the effect of this charge, SG&A was higher for both periods in 1994 largely due to the consolidation of Copley and AgrEvo, discussed above. Research and development expenses were moderately higher than 1993, primarily in the Life Sciences and Advanced Technology segments.

  Excluding the charge of $70 million discussed above, operating income increased by $41 million for the nine-month period and by $42 million for the third quarter. In the Fibers and Film segment, operating income improvements in Textile Fibers reflect increased sales combined with on-going cost reduction efforts and the realignment of manufacturing facilities. Technical Fibers efforts to reduce costs coupled with improved volumes in the third quarter of 1994 contributed to an increase in segment operating income; however, year-to-date volume shortfalls offset the

PART I--FINANCIAL INFORMATION

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

cost containment efforts and manufacturing efficiencies for the nine months. In Polyester Resins and Films, third quarter and nine-month volume gains more than compensated for the increase in plant fixed costs and raw material pricing increases, particularly for paraxylene. Operating income for the Chemicals segment improved for both the nine-month period and third quarter versus the comparable 1993 periods primarily due to stronger domestic volumes and higher methanol pricing partially offset by higher raw material cost of ethylene, propylene and sourced methanol. In the Specialties and Advanced Materials segment, Specialty Chemicals operating income declined for the nine months, as increased sales volumes were not enough to offset higher manufacturing costs. Operating income increased for the three-month period as higher manufacturing costs were offset by reduced operating expenses. Volume gains resulted in increased operating income for Advanced Materials for both periods. In the Life Sciences segment, operating income was favorable to the comparable 1993 periods, but still reflected a loss on the operating income level. The improvement reflects the inclusion in 1994 of Copley, HCI and AgrEvo as well as a reduction in wholesaler purchases during the fourth quarter of 1993 versus the prior year.

  Interest expense increased by $29 million for the nine months and $10 million for the third quarter compared to the same periods last year. The increase is attributable to higher debt levels related to the acquisition of the majority share of Copley during the fourth quarter of 1993 as well as increasing interest rates. Equity in net loss of affiliates improved due to growth in the Japanese and European economies and increased earnings in BHC Company (50% owned). This was partially offset by start up costs incurred by Fortron Industries (50% owned).

  The Company made certain estimates in previous periods in providing for income taxes. Based on more current information, the Company changed such accounting estimates giving rise to a tax benefit of $63 million in the second quarter of 1994. The effective tax rate for the third quarter decreased from the comparable 1993 period due principally to losses experienced in the U.S. which are taxed at higher rates. The effective tax rate for the nine-month period also decreased from the comparable 1993 period due to these losses and tax benefit discussed above.

  In October 1994, the Company together with Shell Oil Company ("Shell") and E.I. du Pont de Nemours and Company ("DuPont"), agreed to and announced a proposed settlement of a purported class action (pending in the 164th Judicial District, Harris County, Texas) subject to court approval, which would provide replumbings to qualifying homeowners with leaking polybutylene plumbing systems throughout the United States. The ultimate allocation of the settlement amount between Shell, DuPont and the Company has yet to be determined. The Company is not liable for any alleged defects in such systems, which were designed, manufactured and marketed by other companies. Nonetheless, the Company has agreed to participate in the settlement to reduce litigation expenses and to provide relief to qualifying homeowners with polybutylene plumbing problems.(For more information, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  In order to mitigate the potential exposure to and cost of litigation, the Company, together with Shell and DuPont, has agreed to continue funding the Plumbing Claims Group ("PCG"). PCG is the company which assesses individual repair requests and pays for certain repairs of qualifying homeowners with leaking polybutylene plumbing systems. To date, PCG has been funded by the Company, Shell and DuPont on an ongoing basis as monies were spent. The Company, Shell and DuPont have agreed, should the proposed settlement referred to above not receive court approval, to continue to fund PCG as monies are spent up to $400 million to cover such future repairs. However, the ultimate amount that will be allocated to each company has yet to be determined.

RATIO OF EARNINGS TO FIXED CHARGES

  The ratio of earnings to fixed charges for the third quarter and nine months of 1994 was 3.1 and 2.0, respectively, compared to 2.3 and 3.0 for the 1993 periods. The increase for the third quarter was the result of increased earnings from operations offset by higher interest expense. The decline for the nine-month period was the result of lower earnings from operations, principally due to the charge of $70 million discussed above, and higher interest expense. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from operations before fixed charges, minority interests, income taxes and cumulative effect of accounting changes. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents were $296 million on September 30, 1994, an increase of $125 million from December 31, 1993. This increase primarily resulted from net cash provided by operations of $328 million and by financing transactions of $149 million, partially offset by $339 million of expenditures for capital projects.

  Long-term debt proceeds for the first nine months of 1994 included $250 million in 10-year 6 1/8% Notes, $150 million from the issuance of medium-term notes, $40 million from the sale of tax exempt bonds and a $30 million loan from Hoechst Corporation. These proceeds were used principally to repay the amount borrowed by the Company under

PART I--FINANCIAL INFORMATION

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

a revolving credit agreement with its parent in connection with the Copley acquisition. There was no outstanding balance under this credit facility as of September 30, 1994. During the first nine months of 1994, the Company entered into short-term loan agreements with Hoechst AG and its affiliates in the aggregate amount of $510 million. A portion of the proceeds was used to redeem all of the $250 million 9.45% Notes. The Company had $113 million of commercial paper outstanding at the end of the third quarter. In March, the Company paid Hoechst Corporation a $70 million dividend.

  The Company had an aggregate $175 million outstanding of its medium-term notes as of September 30, 1994. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds of any medium-term notes to be sold will be used for general corporate purposes.

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

PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

  Regarding the Plumbing Actions against the Company described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, the Company together with Shell Oil Company ("Shell") and E.I. du Pont de Nemours and Company ("DuPont"), agreed to and announced in October 1994, a proposed settlement of a purported class action (pending in the 164th Judicial District, Harris County, Texas) subject to court approval, which would provide replumbings to qualifying homeowners with leaking polybutylene plumbing systems throughout the United States. The ultimate allocation of the settlement amount between Shell, DuPont and the Company has yet to be determined. The Company is not liable for any alleged defects in such systems, which were designed, manufactured and marketed by other companies. Nonetheless, the Company has agreed to participate in the settlement to reduce litigation expenses and to provide relief to qualifying homeowners with polybutylene plumbing problems.

  Reference is made to Part II, Item 1 - Legal Proceedings of the Company's report on Form 10-Q for the quarterly period ended June 30, 1994 for a discussion of certain events relating to the Plumbing Actions.

  Reference is made to Part II, Item 1 - Legal Proceedings of the Company's report on Form 10-Q for the quarterly period ended March 31, 1994 for a discussion of the finalization of confidential settlements in the Pampa and the Kingsmill Texas State court actions against the Company.

  Reference is made to Part II, Item I - Legal Proceedings of the Company's report on Form 10-Q for the quarterly period ended June 30, 1994 for a discussion relating to the Consent Order with the City of Mount Holly, North Carolina.

PART II--OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBIT

    27   Financial Data Schedule.

(B) FORM 8-K

     During the quarter ended September 30, 1994, no reports on Form 8-K were filed.

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


November 14, 1994