Form 10-K405
HOECHST CELANESE CORP
filed 1995-03-29
CIK 812427

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
    For the Fiscal Year ended December 31, 1994

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]
    For the transition period from ______________ to ______________

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

            1041 Route 202-06
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. All voting stock is held by an affiliate of the registrant.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 1, 1995 there were 10,000 shares of Hoechst Celanese Corporation common stock outstanding. All of such shares are owned by the registrant's parent, Hoechst Corporation.

NOTE: Unless the context otherwise requires, when used in this 1994 Annual
      Report on Form 10K ("l0-K") "Hoechst Celanese" and the "Company" includes the consolidated corporation or any one or more of its subsidiaries, divisions or joint ventures, as applicable.

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------
ITEM                                                                        PAGE
--------------------------------------------------------------------------------

                                    PART I

1. Business.................................................................   1
2. Properties...............................................................   9
3. Legal Proceedings........................................................  10
4. Submission of Matters to a Vote of Security Holders......................  13

                                    PART 11

5. Market for Registrant's Common Equity and Related Stockholder Matters....  14
6. Selected Financial Data..................................................  14
7. Management's Discussion and Analysis of Financial Condition and Results
   of Operations............................................................  14
8. Financial Statements.....................................................  22
9. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure.....................................................  46

                                   PART III

10. Directors and Executive Officers of the Registrant......................  46
11. Executive Compensation..................................................  49
12. Security Ownership of Certain Beneficial Owners and Management..........  52
13. Certain Relationships and Related Transactions..........................  52

                                    PART IV

14. Exhibits and Reports on Form 8-K........................................  53

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

     The Company is wholly owned by Hoechst Corporation, which in turn is wholly owned by Hoechst Aktiengesellschaft ("Hoechst AG"), a large chemical company headquartered in Frankfurt, Federal Republic of Germany. Hoechst AG and its consolidated entities (the "Hoechst Group") consist of over 320 companies. The Hoechst Group operates in more than 120 countries. The Hoechst Group's sales in 1994 were approximately $30.6 billion. See "Certain Relationships and Related Transactions." The Hoechst Group is one of the largest manufacturers of prescription drugs and one of the four largest producers and marketers of chemicals and chemical-related products in the world.

     Effective January 1, 1994. Hoechst AG and Schering Berlin Inc. ("Schering") formed a worldwide joint venture to manufacture and sell agricultural chemicals. In North America a joint venture was formed, AgrEvo USA Company ("AgrEvo"), through Agri-Vet Inc., a wholly owned subsidiary of the Company, and NOR-AM Chemical Company. a wholly owned subsidiary of Schering. The Company's contribution to the joint venture consisted of its former United States and Hoechst Canada Inc.'s ("HCI") former crop protection business in exchange for a 60% interest. Schering's contribution consisted of its former United States crop protection business in exchange for a 40% interest.

     Also effective January 1, 1994, Hoechst Corporation agreed to increase its investment in the Company by contributing the shares of HCI to the Company. HCI is involved in various industries including industrial chemicals, colorants, pharmaceutical production and crop protection. As discussed above, HCI's crop protection business was contributed to the AgrEvo joint venture. The Company consolidated the remainder of HCI, after the contribution of its crop protection business to AgrEvo.

     In November 1993, the Company acquired 52.96% of the outstanding shares of Copley Pharmaceutical, Inc. ("Copley"), a generic drug manufacturer, in a tender offer for an aggregate purchase price of $546 million.

     The Company's principal executive offices are located at 1041 Route 202-206, Bridgewater, New Jersey 08807; its mailing address is Route 202-206, Post Office Box 2500, Somerville, New Jersey 08876-1258; and its telephone number is
(908) 231 -2000.

Description of Business Segments

Chemicals Segment


     This segment consists of Hoechst Celanese Chemical Group, Inc. ("HCCGI"), the chemical operations of Celanese Mexicana, S.A. ("Celmex") which effective January 1, 1995 has changed its name to Grupo Celanese S.A. and the chemical operations of Celanese Canada Inc. ("Celanese Canada"), approximately 56% owned by the Company. The Company entered the petrochemical field in the United States in 1945, primarily to obtain supplies of acetic acid and related chemical raw materials for its fibers operations. As its internal chemical usage expanded and additional products were developed, the segment began selling chemicals to others. This segment employs approximately 3,900 people and produces more than 60 different chemicals.

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

      With respect to substantially all of its major products, this segment is either the largest or second largest United States merchant market supplier. Other major United States producers are: of methyl chemicals, Borden, Inc., duPont de Nemours & Co., Inc. ("duPont"), Georgia-Pacific Corporation and Hercules Incorporated; of alcohols, duPont, Eastman Chemical Products, Inc. ("Eastman"), Shell Oil Company and Union Carbide Corporation; and of monomers and acetyl chemicals, BASF, duPont, Eastman, Quantum Chemical Corporation, Rohm and Haas Co. and Union Carbide Corporation.

      Celmex is the sole or a major Mexican producer of a variety of products including vinyl acetate, acetic acid, acetic anhydride, acrylates, and phthalic anhydride. A substantial portion of the chemical production of Celmex is sold in the export market, in competition with world producers.

      Celanese Canada is the sole or a major Canadian producer of acetic acid, acetic anhydride, formaldehyde, pentaerythritol and vinyl acetate monomer. A substantial portion of the chemical production of Celanese Canada is sold in the export market, in competition with world producers. Celanese Canada operates a world scale methanol unit at its Edmonton plant site in Alberta. The methanol operation is owned by Celanese Canada and the Company. Methanex Corporation is the dominant Canadian producer of methanol.

      As of December 1, 1994, Valero Energy Corp. and HCCGI have formed a 50/50 joint venture to restart the Clear Lake methanol unit which has been idle for several years. Operations are expected to commence by late 1995.

      Utilizing both acquired and internally developed technology, the segment is continually working to upgrade its chemical processes to improve energy, raw material and capital utilization. By producing a number of its major chemicals at different plant locations, the segment attempts to avoid or minimize the effect of production disruptions at any one location.

Fibers and Film Segments

      This segment is comprised of the following business areas: Textile Fibers, Technical Fibers and Polyester Resins and Films. The Fibers and Film segment employs approximately 16,400 people and operates plants in the United States and abroad. The major product lines include: polyester staple, filament, resins, monofilament, spunbond and film; acetate filament and tow; purified terephthalic acid ("PTA"); dimethylterephthalate ("DMT") and polybenzimidazole ("PBI"). The Company is one of the largest producers of manufactured fibers in the United States. It is also one of the leading producers of polyester film. The Company conducts research and development, manufactures, markets and sells a combination of branded and unbranded resins, fibers and film products for a wide variety of end uses. The Company sells most of its fibers and yarns directly to textile mills, tire manufacturers, cigarette makers and other intermediate processors. Among the internationally registered trademarks are: Trevira(R), Celebrate!(R), Hostaphan(R) and Trespaphan(R).

      Polyester staple and filament, commonly recognized by their Trevira(R) trademark, are principally used in wearing apparel, upholstery, floor coverings, home furnishings, and woven and non-woven fabrics. Polyester staple and filament are also used in tires, belts, hoses, thread and plastic reinforcements.

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

     The key raw materials used by the Fibers and Film segment in production are either supplied internally or purchased on the open market, generally under long-term contracts. Polyester fibers are produced from PTA or DMT, which are either purchased from other suppliers or produced by the Company, and ethylene glycol which is purchased from other suppliers and is also produced by the Company. Acetate fibers are made principally from acetic anhydride produced mainly by the Company and from wood pulp purchased by the Company. See "Raw Materials and Energy."

     Major manufactured polyester and acetate fibers competitors include:
Allied-Signal, Inc., duPont. Eastman. ICI Americas, Inc. ("ICI"), Rhodia AG and Wellman, Inc.

     Major United States and foreign polyester film producers include: duPont, ICI, Toray Industries (America), Inc. and Teijin America, Inc. Competing producers of PTA and DMT in the United States are Amoco Chemicals Corporation and duPont, respectively.

     Celmex is the sole or a major Mexican producer of a variety of products including polyester high denier industrial yarn, industrial staple, textile filament, polyester staple, textile nylon filament, industrial nylon filament, cellulose acetate flake, yarn, cigarette filter tow, polyester bottle resin, laminated and printed film and bioriented polypropylene. Celanese Canada is the sole or a major Canadian producer of a variety of products including polyester, textile staple, carpet staple, cellulose acetate filament yarn, cellulose acetate flake and cigarette filter tow. A substantial portion of the fibers production of both Celmex and Celanese Canada is sold in export markets in competition with world producers.

     The Company (owning approximately a 30% interest) and China National Tobacco Company are involved in a joint venture that manufactures cellulose acetate flake and tow for cigarette filters. Two more joint venture manufacturing sites for cellulose acetate tow are under construction and are expected to come on stream in late 1995 and early 1996. They are located at Kunming and Zhuhai, People's Republic of China.

Specialties and Advanced Materials Segment

     This segment consists of the Advanced Materials Group and Specialty Chemicals Group. This segment employs approximately 4,000 people and produces, imports and sells a wide variety of specialty products.

     Advanced Materials Group. The Advanced Materials Group produces a variety of high-performance engineering thermoplastics, including acetal copolymer sold under the trademarks Celcon(R) and Hostaform(R), Celanese(R) nylon 6/6 resins, thermoplastic polyester sold under the trademarks Celanex(R) and Impet(R), liquid crystal polymers sold under the trademark Vectra(R), long fiber-reinforced thermoplastics sold under the trademark Celstran(R) and thermoplastic alloys sold under the trademark Vandar(R), as replacements for metals and other plastics in a wide variety of end uses. The Group's product lines also include Hostalen(R) GUR, ultra high molecular weight polyethylene. The Company produces the basic raw materials for Celcon(R), Celanex(R), Impet(R) and Vandar(R) resins and purchases them for Celanese(R) nylon 6/6 and Vectra(R) and Celstran(R) resins. Other major United States producers of one or more similar engineering thermoplastics are duPont, General Electric Company and BASF. The Group also resells and compounds Hostaflon(R) fluoropolymers manufactured by Hoechst AG through its wholly owned subsidiary Custom Compounding, Inc. The Company participates in Fortron Industries, a joint venture (with a 50% interest; Kureha Chemical Industry Co., Ltd. ("Kureha") having a 50% interest). The joint venture operates a plant to manufacture Fortron(R) polyphenylene sulfide. Since 1987, the Company has marketed Fortron(R) which is manufactured by Kureha in Japan and by Fortron Industries in the United States.

     The Company participates in Polyplastics Co., Ltd. (with a 45% interest; Daicel Chemical Industries, Ltd. having a 55% interest) which produces and sells acetal copolymer, thermoplastic polyester resins and other polymeric products.

     Specialty Chemicals Group. This Group's product lines include: textile dyes, organic pigments, colorant and additive masterbatches, resins, sodium hydrosulfite, surfactants, and other specialty chemicals which are mainly used in the textile, ink, pulp and paper, paint, coatings, plastics, personal care, detergent and food processing industries; organic intermediates used for synthesis of dyes, pigments, pharmaceuticals, cosmetics, agricultural chemicals, photochemicals, plastics, adhesives, and other chemical products; inorganic chemicals sold for broad industrial use, including pharmaceuticals, electrical and battery equipment and oil drilling; superabsorbent polymers used in personal care products; waxes and lubricants used for polish and plastics processing applications; a complete range of color proofing and printing-plate systems for the graphic arts industry; and liquid photoresists and ancillaries used in the manufacture of microchips for computers and other electronic devices. Among internationally registered trademarks are: Remazol(R) dyes; Genapol(R) and Hostapon(R) surfactants; Sanwet(R) superabsorbent polymers (a registered trademark of Sanyo Chemical Industries, Ltd. licensed to the Company); and AZ(R) liquid photoresist.

Life Sciences Segment

     This segment consists of Hoechst-Roussel Pharmaceuticals Inc. ("HRPI"), Copley, Bulk Pharmaceuticals and Intermediates ("BPI") which includes the Pharmaceutical Production Division ("PPD"), Hoechst-Roussel Agri-Vet Company ("HRAVC"), and AgrEvo. This segment employs approximately 3,500 people. Its operations encompass the research and development, production and marketing of branded and generic prescription drugs, bulk pharmaceutical chemicals, veterinary pharmaceutical products, animal-feed additives and crop protection products.

     HRPI. The Company's prescription drug business is conducted through HRPI, a majority-owned subsidiary. HRPI has two classes of common stock: Class R and Class H Common Stock. Class R Common Stock has 20% of the total voting rights and is owned entirely by Roussel-Uclaf, S. A. ("RU"), a French pharmaceutical company which is majority owned by Hoechst AG. Class H Common Stock has 80% of the total voting rights and is owned entirely by the Company.

     The major products of HRPI are prescription drugs which are promoted by its field sales force to health professionals in physicians' offices, pharmacies, hospitals, group purchasing organizations and managed care organizations. Major products include: Altace/TM/ (ramipril), Claforan(R) (cefotaxime sodium), DiaBeta(R) (glyburide), Lasix(R) (furosemide), Loprox(R) (ciclopirox olamine), Topicort(R) (desoximetasone), Dermatop(R) (prednicarbate) and Trental(R) (pentoxifylline).

     Altace/TM/ is an ACE-inhibitor antihypertensive. Claforan(R) is an antibiotic used in the treatment of serious infectious diseases. DiaBeta(R) is an oral antidiabetic. Lasix(R) is a diuretic used for the mobilization of edema of varied origin. Loprox(R) is a topical antifungal. Topicort(R) is a high potency topical corticosteriod anti-inflammatory. Dermatop(R) is a mid-potency topical corticosteroid anti-inflammatory. Trental(R) is a hemorrheologic agent to relieve intermittent claudication (leg cramping pain associated with peripheral arterial disease).

     HRPI's major competitors include: for ACE-inhibitor antihypertensive, Merck & Co., lnc. and Bristol Myers Squibb; for diuretics, Merck & Co., Inc., SmithKline Beecham PLC and Hoffman-LaRoche Inc.; for oral antidiabetics, The Upjohn Company and Pfizer Inc.; for vasotherapeutics, Sandoz Corporation; for third generation cephalosporin antibiotics, Hoffman-LaRoche Inc., Glaxo, Inc., and Eli Lilly & Company; and for dermatologicals, Syntex Laboratories, Inc. and Schering-Plough Corporation.

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

     HRPI conducts research concentrated on the discovery of compounds which act on the central nervous system (e.g., Alzheimer's disease and schizophrenia) and those which treat diseases of the skin. At this time, HRPI is awaiting approval from the FDA of five new drug products. Approximately nine additional products are in clinical investigation under FDA Investigational New Drug Applications.

     Copley. The Company's generic drug business is conducted through its participation in Copley. Copley develops, manufactures and markets a broad range of off-patent prescription and over the-counter pharmaceuticals. Additionally, Copley will market off-patent generic versions of certain drugs marketed by HRPI.

     BPI is a supplier of bulk analgesics, pharmaceutical bulk actives and pharmaceutical intermediates. The Company participates in BHC Company ("BHC") (with a 50% interest; Boots Company PLC having a 50% indirect interest) which manufactures and markets bulk ibuprofen. BHC's major competitor is Ethyl Corporation. BPI also manufactures acetaminophen for which its major competitors include Mallinckrodt Corporation and Rhone-Poulenc Corporation. PPD produces and supplies HRPI with active ingredients for DiaBeta(R), Lasix(R), Topicort(R); and Trental(R) products.

     HRAVC. HRAVC is a partnership between a wholly owned subsidiary of the Company (50%) and Uclaf Corporation (50%), which is indirectly wholly owned by RU. HRAVC is involved in developing and marketing animal health products. HRAVC's animal health products consist primarily of veterinary pharmaceuticals and animal-feed additives. HRAVC's products are promoted by a field sales force and primarily marketed through distributors. Animal health products are manufactured under tolling arrangements with HRPI and in some cases other toll manufacturers. The active ingredients for these products arc imported from other companies in the Hoechst Group.

     AgrEvo. AgrEvo is a partnership between a wholly owned subsidiary of the Company (60%) and NOR-AM Chemical Company (40%), which is owned directly by Schering Berlin Inc. AgrEvo is involved in developing and marketing crop protection products. AgrEvo' s crop protection products are used with many of the important crops in the United States such as cereals, sugar beets, cotton, rice and tree fruits.

Advanced Technology Segment

     This segment consists of the Advanced Technology Group and includes research and development costs to seed and develop new businesses. These costs are not borne by any group and are shown separately. Emerging businesses are primarily based on products or processes that have been developed by the Company or other companies in the Hoechst Group. This segment employs approximately 640 people.

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

     Research and development costs are included in expenses as incurred. The Company's research and development costs for 1994, 1993 and 1992 were $313 million, $258 million and $262 million, respectively. Management intends to maintain the Company's research and development expenditures in 1995 at approximately the same level as 1994.

     At December 31, 1994, approximately 2,000 employees, including approximately 1,000 professionals, were engaged in basic and applied research and development at the Company. These individuals work in coordination with the Hoechst Group's research and development personnel in the Federal Republic of Germany and other parts of the world. The Hoechst Group in turn has access to a significant portion of the Company's technology, know-how and patent rights. The Hoechst Group is one of the leading research-oriented chemical companies in the world, employing approximately 15,500 persons in its various research and development laboratories. Research and development expenditures of the Hoechst Group amounted to approximately $2.1 billion in 1994. Based on individual license agreements and the cost-sharing agreement, the Company has access to a significant portion of the Hoechst Group's technology, know-how and patent rights for the United States and other markets, including licenses for new developments.

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

     In general, the Company sells its products in highly competitive worldwide markets. The number of competitors in a market or country and the Company's competitive position vary widely with the products and countries involved. See specific discussion of competitors in "Description of Business Segments". There is growing competition from private and state-owned industries in certain foreign countries in which there is an abundance of low-cost labor or raw materials. This competition has a direct or indirect effect on many product lines. For example, in the area of textile fibers, business is impacted by fabric and apparel imports into the United States, Canada and Mexico, particularly from the Far East. Depending upon the characteristics of the particular market, the Company competes on the basis of price, product quality and performance, technical support and customer service. Within the Chemicals and Fibers and Film segments, the Company competes primarily on the basis of price, product quality and performance. In general, Specialties and Advanced Materials products are sold based on product performance, technical support and, to a lesser extent, price. Life Sciences products compete based on product performance as well as technical support and expertise. The Company's business is affected to some degree by seasonality in the industries of its customers such as automotive, housing, agriculture, printing and textiles.

      The business is also sensitive to changes in the world economy, including changes in currency exchange rates. Operations outside the United States are subject to the economic and political risks inherent in the countries in which they operate. Additionally, the export and domestic markets can be affected significantly by import laws and regulations and energy cost differentials. During 1994, the Company's export sales from the United States were 12.9% of consolidated net sales.

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

Raw Materials and Energy

     Most of the Company's products are made by chemically processing and upgrading several basic types of raw materials including petroleum hydrocarbons and derivatives, natural gas, woodpulp and aluminum. These derivatives include ethylene and paraxylene, which are primarily supplied by major United States and Canadian oil companies. Raw materials are purchased from affiliated and non-affiliated suppliers throughout the world.

     The Company's production facilities rely largely on coal, fuel oil, natural gas and electricity for energy.

     The Company currently has adequate supplies or access to sources of all purchased raw materials and energy for the foreseeable future. The Company does not consider itself dependent upon any one supplier for a material amount of its raw material or fuel purchases. However, in the United States, woodpulp (a raw material for cellulosics) is largely obtained from two suppliers, and Cape Industries, which effective January 1, 1995 changed its name to Hoechst Celanese Polyester Intermediates, is the sole supplier of DMT and is one of two suppliers of PTA used in the production of polyester. Celmex purchases the majority of its raw materials from Petroleos de Mexico.

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

     In November 1990, Congress passed, as part of the Omnibus Budget Reconciliation Act, legislation requiring pharmaceutical manufacturers to extend rebates to state Medicaid agencies based on each state's reimbursement of pharmaceutical products under the Medicaid program effective January 1, 1991. Medicaid rebates and related state programs reduced net sales and operating income by $36 million in 1994, $26 million in 1993 and $24 million in 1992.

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

Employees

     At December 31, 1994, worldwide employment for the Company was approximately 29,200. The Company employed about 9,000 persons outside the United States. In the United States, fewer than one-fourth of the plants and employees are organized by labor unions. Most labor agreements are for terms of three years. The Company offers comprehensive benefit plans for employees and their families and believes relations with employees are satisfactory.

Environment

     The Company's worldwide operations are subject to environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

     In 1994, combined worldwide expenditures, including third party and divested sites, for compliance with environmental control regulations and internal Company initiatives totaled $217 million, of which $74 million was for capital projects. In both 1995 and 1996, total annual environmental expenditures are expected to be approximately $300 million, of which $75 million is for capital projects. It is anticipated that stringent environmental regulations will continue to be imposed on the Company and the industry in general. Although the Company cannot predict expenditures beyond 1996, management believes that the current spending trends will continue.

      The Company may be subject to claims brought by Federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the Federal Comprehensive Environmental Response Compensation and Liability Act ("Superfund") and related state laws for investigation and cleanup costs at approximately 100 sites. At most of these sites, numerous companies, including either the Company or one of its predecessor companies, have been notified that the United States Environmental Protection Agency ("EPA"), state governing body or private individuals consider such companies to be potentially responsible parties under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is in litigation. The Company has accrued its best estimate of its ultimate liability for investigation or cleanup costs, but, due to the many variables involved in such estimation, the ultimate liability may vary. Expenditures for investigation, clean up and related activities have been $32 million for the three years ended December 31, 1994 with expenditures in no year greater than $13 million.

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

     The Company's principal manufacturing facilities, which are owned by the Company (unless otherwise indicated), are summarized below:

Chemicals Segment:

                    U.S.
Bay City, Texas.................Vinyl acetate, butanol, propanol, synthetic fatty acids
Bishop, Texas...................Methanol, formaldehyde pentaerythritol, trimethylolpropane, butyl acetate
Bucks, Alabama..................Amines
Clear Lake, Texas...............Acetic acid, ethylene oxide and glycol, vinyl acetate, acrylic acid  and esters
Pampa, Texas....................Acetic acid, acetic anhydride, ethyl acetate, methyl ethyl ketone, acrylic esters
Portsmouth, Virginia............Specialty amines
Rock Hill, South Carolina.......Formaldehyde

                    Non-U.S.
Celanese Canada:
  Edmonton, Alberta.............Acetic acid, acetic anhydride, formaldehyde, methanol*, pentaerythritol, sodium formate,
                                  vinyl acetate
Celmex:
  Cangrejera, Veracruz..........Acetic acid, vinyl acetate, dimethyl formamide, methyl amines, acetic anhydride and acrylic
                                  acid
  Celaya, Guanajuato............Ketones, acetic acid esters, solvents, acetic anhydride
  Cosoleacaque, Veracruz........Acrylic acid esters

Fibers and Film Segment:

                    U.S.
Greer, South Carolina**.........Polyester film and resins
Narrows, Virginia...............Acetate filament and flake, cigarette filter tow
Rock Hill, South Carolina.......Acetate filament and flake, PBI
Salisbury, North Carolina.......Technical and textile polyester staple and filament fibers and  polyester resins
Shelby, North Carolina..........Technical and textile polyester filament fibers
Spartanburg, South Carolina.....Technical and textile polyester staple, polyester resins, spunbond and monofilament
Wilmington, North Carolina......PTA, DMT and terate resins

----------
*The methanol operation is owned by Celanese Canada and the Company.
** Polyester film assets are owned by a partnership. See Item I "Business-
   Description of Business Segments".

                    Non-U.S.
Hoechst Celanese S.A:
  Lanaken, Belgium..............Acetate and triacetate filament fibers, cigarette filter tow
Celanese Canada:
  Drummondville, Quebec.........Acetate filament fibers
  Edmonton, Alberta.............Cellulose acetate flake and cigarette filter tow
  Millhaven, Ontario............Polyester staple fibers
Celmex:
  Ocotlan, Jalisco..............Nylon, cellulose acetate flake, filament and cigarette filter tow and polyester filament
                                  and resins
  Queretaro, Queretaro..........High denier nylon, polyester staple and filament
  Toluca, Mexico................Polyester staple and high denier polyester and nylon filaments
  Zacapu, Michoacan.............Bioriented polypropylene film, laminated printed films and cellulosic casings

Specialties and Advanced Materials Segment:

Bayport, Texas*.................Ultra high molecular weight polyethylene
Bishop, Texas...................Engineering plastics and acetaminophen
Branchburg, New Jersey..........Presensitized offset printing plates, proofing films, liquid photoresist
Bucks, Alabama.................Sodium hydrosulfite, sulfur dioxide, sodium bisulfite solution
Charlotte, North Carolina*......Microporous membranes
Chester Township, Pennsylvania..Compounded fluoropolymers
Coventry, Rhode Island..........Dyes, pigments, organic intermediates
Florence, Kentucky..............Engineering plastics
Leeds, South Carolina...........Sodium bisulfite solution, sodium hydrosulfite, sodium hydrosulfite solution, specialty
                                  blended products
Mount Holly, North Carolina.....Dyes, resins, surfactants and other specialty chemicals
Portsmouth, Virginia............Superabsorbent materials
Shelby, North Carolina..........Engineering plastics
Wilmington, North Carolina......Polyphenylene sulfide
Winona, Minnesota...............Engineering plastics

Life Sciences Segment:

Bridgewater, New Jersey.........Prescription and proprietary drugs for human use and veterinary pharmaceuticals
Coventry, Rhode Island..........Bulk pharmaceutical chemicals
Canton, Massachusetts...........Generic pharmaceuticals

     Management believes that the Company's properties are suitable for its business and have adequate productive capacities to meet current and future business requirements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in a number of lawsuits, including environmental, product liability and personal injury actions. Certain of these lawsuits are or purport to be class actions. In some of these cases, claimed damages

----------
* This facility is leased.

are substantial. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits, management believes, based on the advice of legal counsel, that adequate provisions have been made for probable losses with respect thereto and that the ultimate outcome will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company was named in 1986, 1987, 1988 and 1991 as one of numerous defendants in fourteen lawsuits in the Twenty-First Judicial District Court, Parish of Livingston, Louisiana. These lawsuits arose out of shipments of allegedly toxic waste to a waste oil processing site in Livingston Parish, Louisiana. Claims totalling approximately $20 billion are being made against the defendants for property damages, personal injury and psychological and other damages. While a class consisting of approximately 11,000 plaintiffs has been certified by the Federal district court to which these cases have been removed, it is difficult to assess the extent to which the Company may be liable, if at all, since individualized claims of class members are involved. However, considering the number of potentially responsible parties (over 80 defendants in each case), many of which are substantial corporations, and the Company's small proportion of the total volume of waste sent to the site (well under one percent), management believes, based on the advice of legal counsel, that its portion of such liability (including any site clean up costs) would not have a material adverse effect on the financial position of the Company or results of operations. Trial is expected to begin in September 1996. The Company is defending itself vigorously in these proceedings.

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

     On March 1, 1995, DOJ filed a complaint with regard to the Company's plant in Bishop, Texas, similar to the complaints (discussed in the preceeding two paragraphs) that were filed against the Rock Hill and Narrows plants. It is the Company's position that the Bishop plant also qualified for the same exemption claimed by the two other plants. The Texas Air Control Board, which had been delegated authority to implement the NESHAP, formally confirmed in December, 1984 that the Bishop plant was exempt. That confirmation has never been formally rescinded by Texas or EPA. The Company will vigorously defend itself.

     In late June 1991, the Company entered into an agreement with the EPA to participate in a voluntary program known as the "Toxic Substances Control Act -
Section 8 (e) CAP Program." Under this program, the EPA is allowing participating companies to conduct voluntary, retrospective self-audits, to submit newly discovered 8(e) studies to the EPA and to pay a penalty of $6 thousand for each unreported study. Under the program, however, the total penalties to the Company cannot exceed $1 million. Based on the number of studies the Company's self-audit had identified by the end of August 1992, it is now clear the Company's penalty, which is expected to be payable in mid to late 1995, will be the program's $1 million maximum amount.

     Under the terms of a December 1991 consent order with the City of Mount Holly, North Carolina (the "Consent Order"), the Company agreed with respect to its Mount Holly plant to meet certain effluent limits for its discharges to the City's water treatment plant and to upgrade its Mount Holly plant's pretreatment facility. The Consent Order established a date to "begin construction" of the pretreatment facility upgrade and required the Company to pay a stipulated sum for each day it fails to comply with the schedule. The City took the position that the Company began construction late and has requested payment of $137,000. The Company disagrees with this position. The parties agreed in June 1994 to a settlement of the matter whereby the Company will make an unrestricted cash payment of $14,250 and a payment of $57,000 to be used for a project to be selected by the city.

     The Company is a named defendant in twenty-five putative class actions, five of which have been certified as class actions as well as a defendant in other non-class actions filed in twelve states (the "Plumbing Actions"). In these lawsuits the plaintiffs typically seek recovery for alleged property damage to housing units and mental anguish from the alleged failure of polybutylene plumbing systems, punitive damages, and, in certain cases, additional damages under the Texas Deceptive Trade Practices Act. The other defendants include United States Brass Corporation ("U.S. Brass"), Vanguard Plastics, Inc. ("Vanguard"), Shell Oil Company ("Shell") and duPont. Damage amounts are not specified. The plumbing systems were designed and manufactured primarily by U.S. Brass and Vanguard. The pipe was made from polybutylene resin supplied by Shell. The Company sold acetal copolymer resin and duPont sold acetal homopolymer resin to other companies who manufactured the fittings used in the plumbing systems. The class actions and the purported class actions are in the Circuit Court, State of Alabama, County of Greene (one case), the Circuit Court, State of Maryland, County of Montgomery (one case), the 20th Judicial Circuit Court, State of Illinois, County of St. Clair (one case), the Circuit Court, State of Missouri, County of St. Louis (one case), the Superior Court, State of Arizona, County of Maricopa (two cases), the Municipal Court, State of California, County of San Diego (one case), the Superior Court, State of California, Counties of San Diego (eleven cases), and Monterey (one case), the District Court, State of Nevada, County of Clark (one case), the 2nd Judicial District Court, State of Nevada, County of Washoe, (one case), the 11th and 164th Judicial District Courts, State of Texas, County of Harris (two cases) and in the United States District Court for the Southern District of Texas, Houston Division (one case) and the District Court, State of Colorado, County of Denver (one case). The Company is appealing the class certifications. Shell and the Company have entered into a proposed agreement, subject to, among other things, court approval. The proposed agreement provides for the repair of leaking plumbing systems and settlement of one of the San Diego County Superior Court class actions which cover mobile homes in San Diego County.

     Based on, among other things, the finding of outside experts and the successful use of the Company's acetal copolymer in similar applications, the Company does not believe its acetal copolymer was defective or caused the plumbing systems to fail. In many cases the Company's exposure may be limited by the fact that the other defendants and other responsible parties may be found liable in whole or substantial part or by invocation of the statute of limitations since the Company ceased selling the resin for use in the plumbing systems in site built homes during 1986 and in manufactured homes during l989. The Company is defending itself vigorously in these actions. The Company has commenced litigation in the Superior Court - Law Division, State of New Jersey, County of Somerset against U.S. Brass and its former and current parent, Household International, Inc. ("Household"), and Eljer Industries, Inc. ("Eljer"), respectively, to recover, among other things, the portion of the plumbing action judgments, settlements and expenses that are attributable to U.S. Brass, Household and Eljer. However, as a result of U.S. Brass filing for Chapter l l protection in bankruptcy court in Sherman, Texas, all claims against U.S. Brass have been stayed and this litigation has been removed to the bankruptcy court. The Company has made a motion in the bankruptcy court to remand the litigation to state court so that its claims against Household and Eljer can be pursued.

     The Company together with Shell and duPont agreed to and announced, in October 1994, a proposed settlement with plaintiffs of a purported nationwide class action subject to court approval, which would provide replumbings to qualifying homeowners with leaking polybutylene plumbing systems throughout the United States. This proposed settlement would have required the three participating companies to commit to spend up to $750 million for claims over a 13 year period which the Company estimates will end in 2003. The Texas state court, in February 1995, denied the three participating companies and plaintiffs' request for preliminary approval of this settlement. Appeals of this denial have been filed, and the three participating companies are also presently exploring several alternative courses of action.

     The Company is not liable for any alleged defects in such systems, which were designed, manufactured and marketed by other companies. Nonetheless, the Company has agreed to participate in the proposed settlements to reduce litigation expenses and to provide relief to qualifying homeowners with polybutylene plumbing problems.

     Management believes that the Plumbing Actions are substantially covered by insurance. In September 1989, after being sued by one of its insurers in New York, the Company filed suit in the Superior Court of the State of Delaware in and for New Castle County against National Union Fire Insurance Co. of Pittsburgh, Pennsylvania, the primary general liability insurance carrier for the Company from April 1985 to May 1989 and 40 excess/umbrella carriers insuring the Company from 1978 to 1989, seeking a declaration that insurance coverage exists for these product liability claims. The insurers' New York action has been dismissed. Negotiations with several of the carriers have resulted in settlement or agreements in principle to settle, resulting in substantial continuing coverage of the plumbing actions or cash payments for claims. There are ongoing discussions with several of the remaining insurers. The Company's Delaware suit has now been stayed pending the results of interlocutory appeals to the Delaware Supreme Court on two issues. Outside counsel believes that the Company has a substantial probability of prevailing in its litigation against the carriers.

     Management believes that the Plumbing Actions will not have a material adverse effect on the financial position or the results of operations of the Company. See Note (15) of Notes to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MAITERS

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

                                                               Years ended December 31,
                                                         --------------------------------------
                                                          1994     1993    1992    1991    1990
                                                         ------   ------  ------  ------  ------
                                                                       (In millions)
 Net sales.............................................  $7,794   $6,899  $7,044  $6,794  $5,881
 Operating (loss)income................................     (94)     360     398     473     405
 (Loss) earnings before cumulative effect of accounting
   change..............................................    (186)     140     134     172     201
 Total assets..........................................   8,110    7,937   7,044   6,630   6,082
 Long-term debt........................................   1,086      879     830     752     741
 Dividends declared....................................      60       70      85      90     100

 Note: This table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following sections should be read in conjunction with Note (14) of Notes to Consolidated Financial Statements for Segment and Geographical Information.

Results of Operations

1994 Compared to 1993

     Net sales of $7,794 million in 1994 increased 13%, or $895 million, over net sales of S6,899 in 1993. Net sales in all business segments improved over the prior year, most notably in the Chemicals and Fibers and Film segments.

     In the Chemicals segment, sales improvements over 1993 were the result of strong volumes across all product lines, most notably in methanol, acetyls and acrylates. Basic commodity chemical prices have continued to improve with a significant increase in methanol pricing throughout 1994. In the Fibers and Film segment, sales improvements were realized as strong domestic volumes more than offset declines in pricing. Textile Fibers achieved marked volume gains as polyester operations continued in 1994 to operate at capacity levels. High customer inventories in filter products hindered export pricing and sales volumes in Technical Fibers. Polyester Resins and Films experienced significant sales growth as the continued increase in market demand for packaging resins favorably impacted U.S. and Mexican volumes. The Specialties and Advanced Materials segment realized an increase in sales over last year. Specialty Chemicals' sales improved primarily from increased volumes for pigments due to strong demand in the paint and plastics markets, as well as gains in the electronics product line caused by strengthening conditions in the computer and consumer electronics markets. These improvements were slightly offset by price and volume declines in dyes due to a decrease in the demand for bright colors used in fleecewear. In Advanced Materials, sales improved versus the prior year due to volume increases reflecting improved economic conditions and further commercialization of products in the automotive and fiber optics industries. Sales in the Life Sciences segment increased as a result of the consolidation of Copley Pharmaceutical, Inc. ("Copley"), Hoechst Canada, Inc. ("HCI") and AgrEvo USA Company ("AgrEvo") (See Note (I) of Notes to the Consolidated Financial Statements). This increase coupled with the introduction of a new animal health product, Champion(R), more than offset the decrease in pharmaceutical sales resulting from increased generic competition and the reduction of the Company's sales incentive programs to wholesalers.

     Selling, general and administrative expenses ("SG&A") increased over last year largely due to the consolidation of Copley, HCI and AgrEvo. Research and development expenses were higher than the prior year, primarily in the Life Sciences segments mainly attributable to additional research and development costs in bulk pharmaceuticals and the consolidation of Copley, HCI and AgrEvo.

     The 1994 operating loss of $94 million was $454 million lower than the 1993 operating income of $360 million. During 1994, the Company recorded a special charge of $532 million against operating income for estimated costs and expenses pertaining to pending and future product liability claims, net of probable insurance recoveries, relating to certain plumbing systems, using fittings manufactured by other companies from acetal copolymer resin sold by the Company, (See Note (16) of Notes to the Consolidated Financial Statements and
Item 3. -"Legal Proceedings") and management's best estimate of an additional accrual for environmental remediation and restoration liabilities, based on a review of the Company's present and closed manufacturing sites primarily in the Fibers and Film segment. In addition, this special charge includes the estimated costs and expenses relating to the reduction in the workforce and asset write-downs, principally in the Specialties and Advanced Materials segment.

     The Company together with two other substantial manufacturers had agreed to and announced a proposed settlement of a purported nationwide class action related to the product liability claims, subject to court approval (See Note
(15) of Notes to the Consolidated Financial Statements). This proposed settlement would have required the three participating companies to establish a settlement fund of up to $750 million to be paid out over a period which the Company estimates would have envied by 2003. The Texas State Court, in February 1995, denied the companies request for preliminary approval of this settlement. Appeals of this denial have been filed, the three participating companies are presently exploring several alternatives.

     Operating income for the Chemicals segment improved versus the prior year due to stronger volumes and higher methanol pricing partially offset by higher raw material costs of ethylene, propylene and sourced methanol. In the Fibers and Film segment, Textile Fibers experienced increased raw material costs and production line start up costs which were more than offset by volume gains. In Technical Fibers, cost reduction programs were not enough to offset the effect of oversupply conditions existing in the filter products markets. The operating income for Polyester Resins and Films increased over the prior year due to higher sales volumes realized in packaging resins which were partially offset by higher raw material costs resulting from higher worldwide demand for paraxylene, methanol, purified terephthalic acid and dimethylterephthalate. In the Specialties and Advanced Materials segment, Specially Chemicals' operating income declined versus the prior year as increased sales volumes were not enough to compensate for higher manufacturing costs, however, volume gains in Advanced Materials resulted in improved operating income for 1994. The Life Sciences segment experienced a loss at the operating income level compared to the prior year. The operating income contributed by Copley, HCI and AgrEvo did not offset the effect that generic competition had on branded pharmaceutical products and the reduction of the Company's sales incentive programs to wholesalers.

     Interest expense increased $36 million or 47% from last year as a result of higher debt levels related to the acquisition of Copley during the fourth quarter of 1993 as well as increasing interest rates.

     Equity in net earnings (loss) of affiliates has improved due to increased earnings in a 50% owned affiliate which manufactures bulk ibuprofen and earnings contributed by an equity investment acquired during the year. During the fourth quarter of 1994, the Company transferred its 41% ownership in Ticona Polymerwerke GmbH to Hoechst AG.

     The Company made certain estimates in previous periods in providing for income taxes. Based on more current information, the Company changed such accounting estimates giving rise to a tax benefit of $63 million in the second quarter of 1994. As a result, the effective rate was a benefit of 71% compared to the 1993 effective tax rate of 35%.

     As a result of the significant devaluation of the Mexican new peso in December 1994, the equity section of the Company was negatively impacted by approximately $120 million due to the translation effect of the Company's 40% ownership of Celmex. The Company is uncertain about the possible future impact the fluctuation of the Mexican currency will have on its consolidated results.

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

     Operating income of $360 million was $38 million, or 10%, lower than 1992. Improvements in the Fibers and Film and the Specialties and Advanced Materials segments were offset by lower Chemicals and Life Sciences segments operating income. Chemicals segment operating income declined from $210 million in 1992 to $88 million in 1993 due to several nonrecurring items. Operating income from continuing operations improved as manufacturing costs and product mix were favorable compared to the prior year. Operating income was reduced, however, due to 1993 restructuring charges and costs associated with a toxic tort suit involving the Pampa, Texas plant. Also. during 1992, Chemicals segment recorded income of $68 million related to the settlement of its Pampa insurance claims. Fibers and Film operating income improved by $117 million from $298 million in 1992 to $415 million in 1993. Textile Fibers operating income was relatively flat compared to 1992 as an increase in sales volume was offset by higher manufacturing costs. Technical Fibers operating income was lower than in 1992 primarily due to reduced shipments and lower selling prices of filter products. The decrease in Polyester Resins and Films operating income was due to increased manufacturing costs and higher raw material costs principally in Mexico. In addition, Fibers and Film 1993 operating income includes a $50 million receipt in settlement of a litigation while 1992 operating income included $87 million in restructuring costs. The Specialties and Advanced Materials segment operating income improved from $26 million to $58 million primarily due to higher volumes and lower selling and marketing expenses. Specialty Chemicals operating income was lower primarily due to increased manufacturing costs. Operating income increased significantly for Advanced Materials due to improved volumes and favorable manufacturing costs resulting from higher efficiencies and reduced maintenance expenses. Operating income in Life Sciences declined from $60 million in 1992 to $17 million in 1993 primarily due to reduced pharmaceutical sales and to research and development expenditures associated with strategic initiatives within the pharmaceuticals business.

     Beginning in 1993, the Company segregated sales and costs associated with the Advanced Technology segment from segment sales and operating income of its operating segments. The Advanced Technology segment represents research and development costs to seed and develop new businesses. Prior to 1993 this group was included in the Specialties and Advanced Materials segment. These costs and results have not been borne by any operating group. When projects and/or businesses become viable, they are transferred to the appropriate operating segment.

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

     The Company implemented Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"), effective January 1, 1992, and FAS 109 and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"), January 1, 1993. FAS 106 requires the Company to accrue the current cost of those benefits and resulted in a net after-tax cumulative charge of $141 million in the first quarter of 1992. FAS 109, which requires the asset and liability method of accounting for income taxes and the calculation of deferred taxes using enacted tax rates, resulted in a net after-tax cumulative charge of $31 million in 1993. In addition, by applying FAS 109, pre-tax operating income was reduced by $40 million due to the increase in depreciation and amortization expense resulting from the increased carrying amounts of assets and liabilities acquircd in a purchase business combination. The increase in operating expense was offset by a lower deferred tax provision. FAS 112 requires recognition of postemployment benefits on an accrual basis and resulted in a net after-tax cumulative charge of $8 million in 1993. The effect of this change on 1993 earnings before the cumulative effect of accounting changes was not material.

On November 11, 1993, the Company purchased 52.96% of the outstanding shares of Copley for approximately $546 million. Copley develops, manufactures and markets a broad range of off-patent prescription and over-the-counter pharmaceuticals. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of the date of acquisition. The allocation of the purchase price will be finalized during 1994. The excess of cost over net assets acquired was approximately $510 million and is being amortized over its estimated life. The Company financed the acquisition through a revolving credit agreement with its parent, Hoechst Corporation. Copley's results of operations have been included in the Company's consolidated financial statements as of the date of acquisition. Copley's operations are not material in relation to the Company's consolidated financial statements and pro forma financial information, therefore, has not been presented. Copley is included in the Life Sciences segment.

     The following discussion and analysis of "1992 Compared to 1991" has been restated to reflect Advanced Technology as a separate segment.

1992 Compared to 1991

     Net sales of $7,044 million for 1992 represented an increase of 3.7%, or $250 million. over 1991. Improvements in the Fibers and Film, Specialties and Advanced Materials and Life Sciences segments more than offset a decline in the Chemicals segment.

     Chemicals segment sales declined due to continued unfavorable selling prices, principally methanol and ethylene glycol/oxide, partially offset by domestic and export volume improvements, mostly acrylates and vinyl acetate monomer. In the Fibers and Film segment, 1992 full year sales increased due to improved volumes and, to a lesser extent, higher selling prices. Textile Fibers sales were higher due to an increase in polyester staple, acetate filament and polyester textile filament prices. Volume improvements, primarily in polyester staple and spunbond, were partially offset by unfavorable acetate filament export volumes. Spunbond prices were lower due to increased competitive pressures. Strong fourth quarter sales contributed to 1992 increases in Technical Fibers. The improvement is attributable to higher sales volumes from filter products and the polyester high denier industrial fibers business units resulting from increased market demands. In Polyester Resins and Films, sales increased as a result of favorable pricing and higher volumes in polyethylene terephthalate film and packaging resins. Specialties and Advanced Materials segment sales were slightly higher, primarily due to volume improvements in superabsorbents, dyes and pigments, the last two increasing due to stronger apparel and automotive markets. Advanced Materials sales increased due to higher volumes in engineering thermoplastics and high performance polymers, the result of a general strengthening of the U.S. economy. These volume increases were partially offset by unfavorable selling prices due to competitive pressures. Life Sciences segment sales increased due to a strong fourth quarter. The heavy sales volumes were the result of significant wholesaler purchases which normally would have occurred in the first quarter of l993. New product introductions in the crop protection and animal health area also contributed to the increase.

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

     The Company restructured its North American polyester fibers operations. As part of an ongoing North American strategy, Hoechst Celanese will install additional staple fiber capacity within Celanese Mexicana, S.A. This expansion should not result in a net increase in North American staple fiber capacity.
The realignment of other polyester facilities in Canada and the United States is currently being studied. During 1992, $87 million has been charged to Fibers and Film operating income for restructuring, $34 million of which related to the write-down of property, plant and equipment. An additional $15 million has been established for restructuring and regionalization of certain other businesses.

     Operating income was $398 million, a decrease of $75 million, or 15.9%, from 1991. Excluding the effects of restructuring costs, all business areas within the Fibers and Film segment showed improvements in operating income and offset a decline in the Chemicals segment operating income. The favorability in operating income experienced by Textile Fibers was mainly due to sales improvements. Technical Fibers registered a modest improvement in operating income from increased sales. Fllm and Fiber Intermediates operating income was higher due to substantially improved sales volumes and, to a lesser extent, favorable raw materials costs (paraxylene and ethylene glycol). Although raw material costs were somewhat lower, Chemicals segment operating income declined as competitive pressures in the commodity chemicals market continued to have an adverse impact on selling prices and profit margins. Specialties and Advanced Materials segment operating income improved primarily due to higher sales volumes. In Specialty Chemicals, strong sales volumes were the main contributor to improved operating income. Improvements were also realized in Advanced Materials, which was aided by a strengthening in the automotive and electronics markets. Life Sciences segment operating income was relatively flat as fourth quarter sales volume improvements were offset by higher selling, general and administrative expenses. In addition to higher volumes of Trental(R) (pentoxifylline), Diabeta(R) (glyburide) and Altace/TM/ (ramipril), earnings benefited from improved performance in the animal health and crop protection businesses.

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

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No.106 "Employers' Accounting for Postretirement Benefits Other than Pensions" ("FAS 106") which decreased net income by $141 million, net of tax.

Environmental

     In 1994, combined worldwide expenditures, including third party and divested sites, for compliance with environmental regulations and internal Company initiatives totaled $217 million of which $74 million was for capital projects. In both 1995 and 1996 total annual environmental expenditures are expected to be approximately $300 million of which $75 million is for capital projects. It is anticipated that stringent environmental regulations will continue to be imposed on the Company and the industry in general. Although the Company cannot predict expenditures beyond 1996, management believes that the current spending trends will continue.

     In 1994, 1993 and 1992 the total environmental costs charged to operations for remediation efforts amounted to $105 million, $34 million and $46 million, respectively. As of December 31, 1994 and 1993 the Company's total environmental liability recognized in the financial statements is $208 million and $149 million, respectively. The amounts are neither reduced for anticipated insurance recovery nor discounted from the anticipated payment date.

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

Ratio of Earnings to Fixed Charges

     Ratio of earnings to fixed charges for 1994 was less than one compared to
3.6 for 1993. The ratio declined due to a special charge of $532 million associated primarily with product liability reserves, restructuring costs, assets write-downs and compliance with environmental regulations, as well as, increased interest expense from new debt.

     For purposes of calculating the ratio of earnings to fixed charges, earnings consists of earnings from operations before fixed charges, minority interests, income taxes and cumulative effect of accounting changes. Fixed charges consist of interest and debt expense, capitalized interest, interest on obligations under capital leases, the estimated interest portion of rents under operating leases, discount or premium of indebtedness, and the majority-owned preferred stock dividend requirement.

Liquidity and Capital Resources of the Company

     Cash and cash equivalents were $192 million at December 31, 1994, an increase of $21 million from the prior year. The increase resulted from net cash provided by operations of $578 million, which more than offset capital expenditures of $502 million, cash used in financing activities of $42 million and the unfavorable effect of exchange rate changes on cash of $22 million.

     Long-term debt proceeds for 1994 primarily included the issuance of $250 million 10-year 6 1/8% notes, $150 million medium-term notes, $40 million pollution control bonds and a $30 million loan from its parent Hoechst Corporation ("Parent"). The Company also had short term borrowings from Hoechst AG and its affiliates of $510 million in the aggregate. The proceeds were used to repay the amount borrowed under a revolving credit agreement with its Parent in connection with the acquisition of Copley and to redeem all of the $250 million 9.45% notes outstanding.

     In 1994, the Company paid its Parent a $70 million dividend. The Company also declared a 1994 dividend of $60 million which was paid in February 1995. The Company intends to continue its practice of paying a dividend to its Parent at the discretion of the Company's Board of Directors.

     The Company had an aggregate of $175 million medium-term notes outstanding as of December 31, 1994. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds from the sale of any medium-term notes will be used for general corporate purposes.

     The Company has a $600 million commercial paper program which is fully supported by committed domestic revolving credit facilities. In addition, the Company has a $750 million revolving credit agreement with its Parent. At December 31, 1994, there was no outstanding balance under any of the facilities.

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

ITEM 8.  FINANCIAL STATEMENTS

                  Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Consolidated Balance Sheets as of December 31, 1994 and 1993...............  23

Consolidated Statements of Earnings for the three years ended
 December 31, 1994.........................................................  24

Consolidated Statements of Stockholder's Equity for the three years ended December 31, 1994.............................................  25

Consolidated Statements of Cash Flows for the three years
 ended December 31, 1994...................................................  26

Notes to Consolidated Financial Statements.................................  27

Report of Independent Auditors.............................................  45

                         HOECHST CELANESE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                                 ------------
                                                                 1994    1993
                                                                 ----    ----
                                                                 (In millions)
ASSETS

Current assets:
  Cash and cash equivalents...................................  $  192   $  171
  Marketable securities.......................................      51       75
  Net receivables.............................................   1,518    1,336
  Inventories.................................................   1,002    1,024
  Deferred income taxes.......................................      95       20
  Prepaid expenses............................................      31       37
                                                                ------   ------
    Total current assets......................................   2,889    2,663

Investments in affiliates.....................................     358      342
Property, plant and equipment, net............................   2,875    3,001
Deferred income taxes.........................................      75        -
Other assets..................................................     424      298
Excess of cost over fair value of net
 assets of businesses acquired, net...........................   1,489    1,633
                                                                ------   ------
    Total assets..............................................  $8,110   $7,937
                                                                ======   ======


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Commercial paper, notes payable and
   current installments of long-term debt.....................  $   36   $   20
  Accounts payable and accrued liabilities....................   1,369    1,029
  Dividend payable to parent..................................      60       70
  Notes and accounts payable, parent and affiliates...........     618      809
  Income taxes payable........................................     277      333
                                                                ------   ------
    Total current liabilities.................................   2,360    2,261
                                                                ------   ------

Long-term debt................................................   1,086      879
Deferred income taxes.........................................       -       72
Minority interests............................................     393      512
Other liabilities.............................................   1,107      731

Stockholder's equity:
  Common stock................................................       -        -
  Additional paid-in capital..................................   2,804    2,769
  Retained earnings...........................................     409      655
  Cumulative translation and other adjustments................     (49)      58
                                                                ------   ------
    Total stockholder's equity................................   3,164    3,482
                                                                ------   ------

    Total liabilities and stockholder's equity................  $8,110   $7,937
                                                                ======   ======


See accompanying notes to consolidated financial statements.

                         HOECHST CELANESE CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                      Years ended December 31,
                                                      ------------------------
                                                       1994     1993     1992
                                                      ------   ------   ------
                                                           (In millions)
Net sales...........................................  $7,794   $6,899   $7,044
Cost of sales.......................................   5,993    5,316    5,336
                                                      ------   ------   ------
    Gross profit....................................   1,801    1,583    1,708

Selling, general and administrative expenses........   1,050      936      946
Research and development expenses...................     313      258      262
Special charges.....................................     532       29      102
                                                      ------   ------   ------
    Operating (loss) income.........................     (94)     360      398

Equity in net earnings (loss) of affiliates.........       -       (8)       4
Interest expense....................................    (112)     (76)     (81)
Interest and other income, net......................      24       52       74
                                                      ------   ------   ------
    (Loss) earnings before income taxes, minority
     interests and cumulative effect of accounting
     changes........................................    (182)     328      395

Income tax (benefit) expense........................    (129)     116      186
                                                      ------   ------   ------

    (Loss) earnings before minority interests and
     cumulative effect of accounting changes........     (53)     212      209

Minority interests..................................     133       72       75
                                                      ------   ------   ------
    (Loss) earnings before cumulative effect of
     accounting changes.............................    (186)     140      134

Cumulative effect of accounting changes, net of
 tax................................................       -       39      141
                                                      ------   ------   ------
    Net (loss) earnings.............................  $ (186)  $  101   $   (7)
                                                      ======   ======   ======


See accompanying notes to consolidated financial statements.

                         HOECHST CELANESE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                              Years ended December 31,
                                                              ------------------------
                                                               1994     1993     1992
                                                              ------   ------   ------
                                                                   (In millions)

Common stock

 Par value $.10 per share   Balance at beginning of year....  $    -   $    -   $    -
 (authorized and issued                                       ======   ======   ======
 10,000 shares)

                            Balance at end of year..........  $    -   $    -   $    -
                                                              ======   ======   ======

Additional paid-in capital  Balance at beginning of year....  $2,769   $2,769   $2,720

                            Transfers from parent, net......      35        -       49
                                                              ------   ------   ------

                            Balance at end of year..........  $2,804   $2,769   $2,769
                                                              ======   ======   ======

Retained earnings           Balance at beginning of year....  $  655   $  641   $  735

                            Net (loss) earnings.............    (186)     101       (7)

                            Dividends - cash................     (60)     (70)     (85)

                            Dividends- net assets of
                             subsidiaries...................       -      (17)      (2)
                                                              ------   ------   ------

                            Balance at end of year..........  $  409   $  655   $  641
                                                              ======   ======   ======

Cumulative translation      Balance at beginning of year....  $   58   $   44   $   48
and other adjustments
                            Current year adjustments........    (107)      14       (4)
                                                              ------   ------   ------

                            Balance at end of year..........  $  (49)  $   58   $   44
                                                              ======   ======   ======


See accompanying notes to consolidated financial statements.

                          HOECHST CELANESE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                      1994     1993     1992
                                                     -------  -------  -------
                                                          (IN MILLIONS)
Operating activities:
 Net (loss) earnings................................ $  (186) $   101  $    (7)
 Adjustments to reconcile net (loss) earnings to net
  cash provided by
  operating activities:
  Special charges, net of amounts used.............     400       20       94
  Cumulative effect of accounting changes, net of
   tax..............................................      --       39      141
  Change in equity of affiliates....................       8       16        5
  Depreciation and amortization.....................     500      476      402
  Tax provision less taxes paid.....................    (313)      10       12
  Loss (gain) on sale of business and assets, net...       9        2      (15)
  Changes in operating assets and liabilities, net
   of effect of businesses
   acquired and sold:
   Net receivables..................................    (153)    (132)     (27)
   Inventories......................................      81      (63)     (66)
   Accounts payable and accrued liabilities.........     138      (11)      14
   Other, net.......................................      94       79       31
                                                     -------  -------  -------
    Net cash provided by operating activities.......     578      537      584
                                                     -------  -------  -------
Investing activities:
 Capital expenditures...............................    (502)    (556)    (592)
 Loan to parent.....................................      --      176     (176)
 Proceeds from sale of businesses and assets........       4        2      105
 Proceeds from sale of marketable securities........      96       52       47
 Purchases of marketable securities.................     (78)     (53)     (53)
 Purchases of and investments in businesses and as-      (13)    (599)     (61)
  sets, net......................................... -------  -------  -------
    Net cash used in investing activities...........    (493)    (978)    (730)
                                                     -------  -------  -------
Financing activities:
 Proceeds from long-term debt(a)....................     477      107      142
 Proceeds from short-term borrowings................   3,006    2,977    2,065
 Payments on long-term debt.........................    (270)     (69)     (29)
 Payments on short-term borrowings..................  (3,185)  (2,530)  (1,956)
 Dividends paid.....................................     (70)     (85)     (90)
                                                     -------  -------  -------
    Net cash (used in) provided by financing activi-     (42)     400      132
     ties........................................... -------  -------  -------
Exchange rate changes on cash.......................     (22)      (1)     (12)
                                                     -------  -------  -------
    Net increase (decrease) in cash and cash equiva-
     lents..........................................      21      (42)     (26)
Cash and cash equivalents at beginning of year......     171      213      239
                                                     -------  -------  -------
Cash and cash equivalents at end of year............ $   192  $   171  $   213
                                                     =======  =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:Interest, net of
 amounts capitalized................................ $   130  $    86  $    89
Income taxes........................................     168      106      174

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
(a) In 1992, excludes $34 million of funds held by trustee related to pollution control bond financing arrangement.
See accompanying notes to consolidated financial statements.

                               HOECHST CELANESE

            CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

    (a) Principles of consolidation


                Hoechst Celanese Corporation (the "Company") is wholly owned by Hoechst Corporation ("Parent"), a holding company, itself a wholly owned subsidiary of Hoechst Aktiengesellschaft ("Hoechst AG"). The consolidated financial statements include the accounts of the Company and its majority owned or controlled subsidiaries, joint ventures and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 1993 consolidated financial statements to conform to the classifications used in 1994.

                Substantially all of the Company's minority interests are comprised of Celanese Mexicana, S.A. ("Celmex"), which effective January 1, 1995 has changed its name to Grupo Celanese, S.A., Celanese Canada Inc. and Copley Pharmaceutical, Inc. ("Copley").

                Effective January 1 , 1994, Hoechst AG and Schering Berlin Inc. ("Schering") formed a worldwide joint venture to manufacture and sell agricultural chemicals. In North America, a joint venture was formed, AgrEvo USA Company ("AgrEvo"), through Agri-Vet Inc., a wholly owned subsidiary of the Company, and NOR-AM Chemical Company, a wholly owned subsidiary of Schering. The Company's contribution to the joint venture consisted of its former U.S. and Hoechst Canada, Inc.'s ("HCI") crop protection business in exchange for a 60% interest. Schering's contribution consisted of its former U.S. crop protection business in exchange for a 40% interest. The effect on the Company's consolidated financial statements was not material.

                Also effective January 1, 1994 Hoechst Corporation agreed to increase its investment in the Company by contributing the shares of HCI to the Company. HCI is involved in various industries including industrial chemicals, colorants, pharmaceutical production and crop protection. As discussed above, HCI's crop protection business was contributed to the AgrEvo joint venture. The Company consolidated the remainder of HCI, after the contribution of its crop protection business to AgrEvo. During 1994, the Company also transferred its 41% investment in Ticona Polywerke GmbH to Hoechst AG. These transactions resulted in a $35 million net increase to paid-in capital. The effect on the Company's consolidated financial statements was not material.

                On November 11, 1993, the Company purchased 52.96% of the outstanding shares of Copley for $546 million. Copley develops, manufactures and markets a broad range of off-patent prescription and over-the-counter pharmaceuticals. The acquisition has been accounted for under the purchase method of accounting. During 1994, the Company finalized the allocation of the purchase price associated with the acquisition of the majority share of Copley. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated respective fair values. The excess of cost over fair value of the net assets acquired is being amortized over 20 years.


    (b) Cash equivalents

                The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                         HOECHST CELANESE CORPORATION

(1) Summary of Significant Accounting Policies (continued)

    (c) Financial instruments

          Effective January 1, 1994, the Company implemented Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), which requires debt and equity securities be classified as held-to-maturity, trading or available-for-sale securities and reported at fair value or amortized cost. Management determines the appropriate classification of securities at the time of purchase and reevaluates that designation as of each balance sheet date. In accordance with FAS 115, the Company has classified its investments in debt and equity securities as "available-for-sale" and has reported those investements at their fair or market value as of December 31, 1994.

          In 1994, the Company also adopted the Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("FAS 119"). FAS 119 establishes standards of financial accounting and reporting for financial instruments whose underlying values are based on other financial instruments with similar characteristics.


    (d) Inventories

          Inventories are stated at the lower of cost (first-in, first-out ["FIFO"] or last-in, first-out ["LIFO"]) or market.


    (e) Investments and equity in net earnings (loss) of affiliates

          In general, the Company's share of net earnings or losses of companies in which it owns at least 20% and less than a majority, and does not exercise management control, is included in the Consolidated Statements of Earnings as "Equity in net earnings (loss) of affiliates."

    (f) Property, plant and equipment, net

          Property, plant and equipment, net is stated at cost. Depreciation and amortization are computed on a straight-line basis over estimated useful lives.

          Amortization of leasehold improvements is provided on a straight-line basis over the estimated useful lives of the related assets or lease terms, whichever is shorter.

          Expenditures for maintenance and repairs are charged against operations; major replacements, renewals and significant improvements are capitalized.


    (g) Intangibles

          Excess of cost over fair value of net assets of businesses acquired ("Goodwill") is being amortized using the straight-line method principally over periods of twenty and forty years. It is the Company's policy to review that the forecasted cumulative, undiscounted cash flow of those acquired businesses is greater than the carrying value of the Goodwill. Amortization expense charged against operations amounted to $61 million in 1994, $39 million in 1993 and $37 million in 1992.

                         HOECHST CELANESE CORPORATION

(1) Summary of Significant Accounting Policies (continued)

    (g) Intangibles (continued)

        Patents and trademarks are being amortized on a straight-line basis over their estimated useful or legal lives, whichever is shorter. Amortization expense charged against operations amounted to $15 million in 1994, $15 million in 1993 and $11 million in 1992.


    (h) Income taxes

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

    (i) Research and development

        Research and development costs are included in expenses as incurred.

    (j) Functional currencies

        In general, local currencies have been designated as the functional currencies for the Company's foreign operations and are translated to United States dollars using the respective exchange rates. In Mexico, prior to 1993, the United States dollar was the functional currency.


(2) Related Party Transactions

        Purchases from Hoechst AG and its affiliates aggregated $708 million in 1994, $495 million in 1993 and $516 million in 1992. Net sales to Hoechst AG and its affiliates aggregated $259 million in 1994, $216 million in 1993 and $217 million in 1992.

        The Company's principal licenses are under patents owned by Hoechst AG and its affiliates. License fees, relating to license agreements between the Company and Hoechst AG and its affiliates, charged to operations aggregated $33 million in 1994, $48 million in 1993 and $48 million in 1992.

        The Company has a revolving credit agreement with its Parent under which it may borrow up to $750 million. The Company has agreed to pay interest at 30 day LIBOR plus .0625 of 1%. During 1993, the Company borrowed $768 million under this agreement. Repayments on the revolving credit agreements for 1994 and 1993, respectively, were $679 million and $89 million. Interest charges related to such borrowings aggregated $4 million in 1994 and $2 million in 1993. During 1994, the Company did not borrow against this facility and there was no outstanding balance at December 31, 1994. The outstanding balance on this credit facility was $679 million at December 31, 1993.

                         HOECHST CELANESE CORPORATION

(2) Related Party Transactions (continued)

        Term note obligations payable to Parent aggregated $186 million at December 31, 1994 and $156 million at December 31, 1993. Interest expense on these obligations aggregated $13 million in 1994, $7 million in 1993 and $2 million in 1992.

        Short-term note obligations payable to Hoechst AG and its affiliated companies aggregated $510 million at December 31, 1994. Interest expense on such obligations aggregated $12 million in 1994. Short-term note obligations payable to Parent aggregated $100 million at December 31, 1992, which was repaid during 1993. No such obligations were outstanding at December 1994 or 1993. Interest expense on this obligation aggregated $6 million in 1993 and $2 million in 1992.


(3) Net Receivables

                                                                 1994     1993
                                                                ------   ------
                                                                 (In millions)
 Trade........................................................  $1,211   $1,126
 Parent and affiliates........................................     104       63
 Other........................................................     239      180
                                                                ------   ------
   Subtotal...................................................   1,554    1,369
 Allowance for doubtful accounts..............................     (36)     (33)
                                                                ------   ------
   Net receivables............................................  $1,518   $1,336
                                                                ======   ======

        As of December 31,1994 and 1993, the Company had no significant concentrations of credit risk. Concentrations of credit risk with respect to trade receivables are limited since the Company's customer base is dispersed across many different industries and geographies.

(4) Inventories

                                                                 1994     1993
                                                                ------   ------
                                                                 (In millions)
 Finished goods...............................................  $  713   $  600
 Work-in-process..............................................     116      144
 Raw materials and supplies...................................     248      340
                                                                ------   ------
   Subtotal...................................................   1,077    1,084
 Excess of current costs over stated values...................     (75)     (60)
                                                                ------   ------
 Total inventories............................................  $1,002   $1,024
                                                                ======   ======

        At December 31, 1994, $498 million ($518 million at December 31, 1993) of total inventories were valued by the LIFO method.

                         HOECHST CELANESE CORPORATION

(5) Investments and Equity in Net Earnings (Loss) of Affiliates
    (In millions, except number of affilliates)

                                                       1994     1993     1992
                                                      ------   ------   ------
 Total:
   Net sales                                          $  598   $  546   $  575
   Net earnings (loss)                                    13       (8)       9
                                                      ======   ======   ======
 The Company's share:
   Net earnings (loss)                                $    -   $   (8)  $    4
   Dividends                                               8        8        9
                                                      ======   ======   ======

 Total assets                                         $  853   $  855   $  755
 Total liabilities                                      (219)    (265)    (214)
 Interests of others                                    (344)    (320)    (298)
                                                      ------   ------   ------
   The Company's equity                                  290      270      243
 Excess of cost over underlying equity in
  net assets acquired                                     68       72       44
                                                      ------   ------   ------
   The Company's investment                           $  358   $  342   $  287
                                                      ======   ======   ======

 Number of affiliates                                      7        7        7
                                                      ======   ======   ======

(6) Property, Plant and Equipment, Net

                                                                 1994     1993
                                                                ------   ------
                                                                 (In millions)
 Land and improvements........................................  $  259   $  241
 Buildings, improvements and leasehold improvements...........     635      616
 Machinery and equipment......................................   3,169    3,178
 Construction in progress.....................................     437      590
 Capitalized interest.........................................     147      137
                                                                ------   ------
   Subtotal...................................................   4,647    4,762
 Accumulated depreciation and amortization....................  (1,772)  (1,761)
                                                                ------   ------
   Property, plant and equipment, net.........................  $2,875   $3,001
                                                                ======   ======

Interest costs capitalized in 1994, 1993 and 1992 were $15 million, $21 million and $14 million, respectively.

                         HOECHST CELANESE CORPORATION

(7) Income Taxes

        Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which requires the asset and liability method of accounting for income taxes, and deferred taxes are calculated using enacted tax rates. In addition, FAS 109 significantly changes the accounting for purchase business combinations. The provisions of FAS 109 have been applied without restating prior years' financial statements.

        Prior to FAS 109, acquired assets and liabilities in a purchase business combination were shown net of tax. Under FAS 109, these assets and liabilities are assigned their fair value and deferred taxes are provided on the difference between such value and their tax bases. Accordingly, in adopting FAS 109, the Company adjusted the carrying amount of the assets acquired and liabilities assumed in connection with the 1987 Celanese Corporation acquisition. The noncash effects from the application of FAS 109 were to increase Property, plant and equipment $178 million; Investments in affiliates, $34 million; Other assets, $10 million and Other liabilities, $64 million. Pretax operating income for the years ended December 31, 1994 and 1993 was reduced by $40 million due to the increase in depreciation and amortization expense resulting from the higher carrying amounts. The increase in operating expense was offset by a lower deferred tax provision.

                                                       1994     1993     1992
                                                      ------   ------   ------
(Loss) earnings before income taxes, minority
 interests and cumulative effect of accounting
 changes consist of the following:
  United States.....................................  $ (463)  $  166   $  236
  Non-U.S...........................................     281      162      159
                                                      ======   ======   ======
                                                      $ (182)  $  328   $  395
The (benefit) provision for income taxes consists
 of the following:
  Current:  United States (Federal and state).......  $   12   $  123   $  187
            Non-U.S.................................      99       72       56
                                                      ------   ------   ------
    Total current...................................     111      195      243
                                                      ------   ------   ------
  Deferred: United States (Federal and state).......    (215)     (48)     (52)
            Non-U.S.................................     (25)     (31)      (5)
                                                      ------   ------   ------
    Total deferred..................................    (240)     (79)     (57)
                                                      ------   ------   ------

  Income tax (benefit) provision....................  $ (129)  $  116   $  186
                                                      ======   ======   ======

United States income taxes at Federal statutory
 tax rate...........................................  $  (64)  $  115   $  134
  Increase (decrease) in taxes resulting from:
    Non-deductible depreciation and amortization....      20       10       28
    State income taxes, net of Federal income
     tax benefit....................................     (26)       4        8
    Additional tax (benefit) provision..............     (55)       4        5
    Other...........................................      (4)     (17)      11
                                                      ------   ------   ------

  Income tax (benefit) provision....................  $ (129)  $  116   $  186
                                                      ======   ======   ======

                         HOECHST CELANESE CORPORATION

(7) Income Taxes (continued)

        The tax effects of the temporary differences which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 1994, and 1993 are as follows:

                                                                1994    1993
                                                                ----    ----
                                                                (In millions)
        Postretirement obligations...........................  $243    $237
        Accrued expenses......................................   278     143
        State income taxes....................................    37      12
        Alternative minimum tax carryforward..................    12      15
        Other.................................................    50      40
                                                                ----    ----
          Gross deferred tax assets...........................   620     447
                                                                ----    ----

        Depreciation..........................................   346     381
        Interest..............................................     1       6
        Inventory.............................................    66      65

        Non-U.S. investments..................................    27      33
        Other.................................................    10      14
                                                                ----    ----
          Gross deferred tax liabilities......................   450     499
                                                                ----    ----

        Net deferred tax asset (liability)....................  $170    $(52)
                                                                ====    ====

        The cumulative effect of adopting FAS 109 as of January 1, 1993 amounted to $31 million and is included as part of the increase to deferred income taxes in the Consolidated Balance Sheets and a charge to the Consolidated Statements of Earnings as of December 31,1993. The net adjustment represents the establishment of deferred taxes primarily due to differences between the book and tax bases of LiFO inventories and the adjustment of deferred taxes to reflect the currently enacted tax rate.

        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company's historical and current pretax earnings, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets existing at December 31, 1994 and 1993. Further, management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income.

        The financial reporting basis of investments in certain non-U.S. subsidiaries differs from their tax basis. In accordance with FAS 109, a deferred tax liability is not recorded on this temporary difference because the investments are essentially permanent in duration. A reversal of the Company's plans to permanently reinvest in these operations would cause such temporary differences to become taxable. At December 31, 1994 and 1993 these temporary differences were approximately $374 million and $424 million, respectively. A determination of the amount of unrecognized deferred tax liability related to these investments is not practicable.

                     HOECHST CELANESE CORPORATION

(8) Accounts Payable and Accrued Liabilities

                                                              1994       1993
                                                              ----       ----
                                                               (In millions)
Accounts payable.......................................      $  454     $  322
Accrued salaries and benefits..........................         160        150
Accrued environmental costs............................          89        102
Other..................................................         666        455
                                                             ------     ------
  Total accounts payable and accrued liabilities.......      $1,369     $1,029
                                                             ======     ======

(9) Long-term Debt

                                                               1994       1993
                                                               ----       ----
                                                                (In millions)
Term notes:
  9.625% notes, due 1999..............................       $  250       $250
  6.125% notes, due 2004..............................          250          -
  7.125% medium-term notes, due 2009..................          100          -
  6.89% term note payable to Parent, due 1998.........          100         70
  8.25% term note payable to Parent, due 1997.........           80         80
  8.48% senior promissory notes, due 1994-2002........           35         40
  7.5% medium-term notes, due 2004....................           30          -
  9.8% medium-term notes, due 2013 and 2018...........           25         25
  9.45% notes, due 1997..............................            -        250

  Other...............................................           20          -

Pollution control bonds, interest rates ranging from
  3.66% to 8.125% (as adjusted annually), due at
  various dates through 2017..........................          140        146
Other.................................................           56         18
                                                             ------       ----
 Total long-term debt.................................       $1,086       $879
                                                             ======       ====

        The Company has a commercial paper program aggregating $600 million. There were no balances due at December 31, 1994 and 1993.

        The Company has revolving credit agreements with banks that provide for loans up to $50 million through October, 1996. Under these agreements, the Company pays a commitment fee of 3/16 of 1% per annum based on unused amounts. The Company has additional revolving credit agreements with several banks that provide for loans up to $550 million for a renewable term of 364 days. The Company pays a commitment fee of 1/16 of 1% per annum on unused amounts. The above described credit lines provide the credit backup for the Company's commercial paper program. The credit lines were unused at December 31, 1994 and 1993. The Company had standby and trade letters of credit outstanding amounting to $130 million at December 31, 1994 and $105 million at December 31, 1993.

       The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company's derivative policy allows for hedging against future interest rates or currency changes on existing debt which provides the ability to lock in optimal rates for planned future borrowings and promotes the achievement of a desired level of fixed floating rate mix.

                     HOECHST CELANESE CORPORATION

(9) Long-term Debt (continued)


        The Company enters into interest rate swap and cap agreements to reduce costs inherent in the Company's debt portfolio. Regarding interest rate swap transactions, interest balances due to timing differences are recorded appropriately in the consolidated balance sheets; up front receipts are included in deferred revenue and are netted in interest expense over the term of the agreement. Amounts received under interest rate cap agreements are netted against interest expense. The premium paid for the cap is included in other assets in the Consolidated Balance Sheets and is amortized to interest expense over the term of the agreement. At December 31, 1994, the Company had open interest rate swaps and cap positions with a notional amount of $400 million. The Company's exposure to counterparty financial instruments is not material.

        The Company's debt instruments include covenants, as defined in the loan agreements, that require maintenance of consolidated net worth of not less than $2.3 billion, and the limitation of dividends and other restricted payments. At December 31, 1994, $442 million was available for dividends or other restricted payments under existing loan agreements. The Company intends to continue its current policy to pay dividends to its Parent at the discretion of the Company's Board of Directors.

        Annual maturities of long-term debt each year for the next five years are: $26 million in 1995; $6 million in 1996; $86 million in 1997; $106 million in 1998; and $263 million in 1999.

(10) Other Liabilities

                                                               1994      1993
                                                               ----      ----
                                                                (In millions)

Pension and benefit obligations  ....................         $ 692     $664
Other ...............................................           415       67
                                                              -----     ----
  Total other liabilities ...........................        $1,107     $731

(11) Benefit Plans

        The Company has several defined-benefit pension plans covering substantially all employees. Benefit formulas are based on years of service and compensation levels or years of service and negotiated benefits. The pension plans in the United States are being funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

        Net periodic pension cost for defined-benefit pension plans consists of the following:

                                                          1994    1993   1992
                                                          ----    ----   ----
                                                             (In millions)

Service cost benefits earned during the period  ......   $ 57    $ 57    $ 51
Interest cost on projected benefit obligations  ......    115     108      99
Actual return on plan assets                              (52)   (137)    (74)
Net amortization and deferral.........................    (37)     48      (8)
                                                         ----    ----    ----
  Net periodic pension cost ..........................   $ 83    $ 76    $ 68
                                                         ====    ====    ====

                         HOECHST CELANESE CORPORATION

(11) Benefit Plans (continued)


        The actuarial computations, based on the projected unit credit method, assumed a discount rate of 8.25%, 7.5% and 8.5% in 1994, 1993 and 1992, respectively. The assumed rate of return was 9.0%, 9.0% and 8.5% in 1994, 1993 and 1992, respectively. The assumed rate of increase in compensation levels was 5.0%, 4.5% and 5.6% in 1994, 1993 and 1992, respectively.

        The following table sets forth the funded status of the Company's qualified plans and the amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1994 and 1993:

                                                               1994      1993
                                                               ----      ----
                                                                (In millions)

Actuarial present value of benefit obligation:
 Vested benefit obligation ...........................        $1,107    $ 991
                                                              ======    =====
 Accumulated benefit obligation.......................        $1.159   $1,043
                                                              ======   ======
Projected benefit obligation  ........................        $1,425   $1,301
Plan assets at fair value  ...........................         1,103    1,043
                                                               -----    -----
Projected benefit obligation in excess of plan assets            322      258
Unrecognized prior service cost  .....................           (56)     (34)
Unrecognized net loss from past experience different
 from that assumed  ..................................          (140)     (95)
Unrecognized net asset being recognized over 7 to
  18 years ...........................................            44       54
                                                               -----     ----
  Accrued pension obligations  .......................         $ 170     $183

        Assets of the Company's pension plans consist of equity and fixed income securities, real estate and deposit administration contracts maintained in master trust funds, which are managed by various investment managers appointed by the Company.

        The Company has various investment savings plans for certain employees, some of which qualify under Section 401(k) of the Internal Revenue Code. The Company's contributions to the plans are based on specified percentages of employee contributions and aggregated $36 million in 1994, $33 million in 1993 and $31 million in 1992.

        The Company provides certain of its employees with non-qualified supplemental retirement benefits. The accumulated benefit obligation of these benefits totaled $103 million in 1994 and $96 million in 1993.

                         HOECHST CELANESE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continuedj


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

        Net Periodic Postretirement Benefit Cost included the following components:

                                                               1994      1993
                                                               ----      ----
                                                                (In millions)
        Service cost on benefits earned...............          $ 8       $ 5
        Interest cost on accumulated postretirement
          benefit obligation .........................           28        28
                                                                ---       ---
          Net periodic postretirement benefit cost ...          $36       $33
                                                                ===       ===

        The following table sets forth the unfunded status of the plans, which represents the accrued postretirement benefit cost recognized in the Company's Consolidated Balance Sheets at December 31, 1994 and 1993:

                                                               1994      1993
                                                               ----      ----
                                                                (In millions)

        Accumulated postretirement benefit obligation:
        Retirees .....................................         $245      $271
        Active plan participants                                126       132
                                                               ----      ----
        Accumulated postretirement benefit obligation.          371       403

        Unrecognized net loss                                    (7)      (59)
                                                               ----      ----
          Accrued postretirement benefit cost ........         $364      $ 34
                                                               ====      ====

        For measuring the expected postretirement benefit obligation, the Company assumed a 10.025% rate of increase in the per capita claims cost in 1994 and assumed that the rate would decrease gradually over a six year period to 5.5% and remain at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 8.25% and 7.5% at December 31, 1994 and December 31, 1993, respectively.

        If the health care cost trend were increased 1.0%, the accumulated postretirement benefit obligation as of December 31, 1994 would have increased by approximately $24 million, or 6.5%. The effect of the change on the aggregate of service and interest cost for 1994 would be an increase of approximately $2 million. or 5.6%.

                         HOECHST CELANESE CORPORATION

(12) Other Postretirement Benefits (continued)


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

        Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ["FAS 106"], which requires the Company to accrue the current cost of those benefits. The Company elected to recognize immediately the transition obligation measured as of January 1, 1992. This resulted in a one-time after-tax charge of $141 million (after a reduction for income taxes of $90 million and the effect of minority interests of $3 million). The effect of this change on operating results, after recording the cumulative effect for years prior to 1992, was to recognize an additional pretax expense of $23 million.

(13) Leased Assets and Lease Commitments


        At December 31, 1994, minimum lease commitments under long-term operating leases are as follows:

                                                               (In millions)
     1995 ............................................             $ 50
     l996 ............................................               37
     1997 ............................................               31
     1998 ............................................               26
     1999 ............................................               21
     Later years  ....................................               26
     Sublease income  ................................               (5)
                                                                   ----
        Net minimum lease commitments.................             $186
                                                                   ====

        Total minimum rent charged to operations under all operating leases was $69 million in 1994, $68 million in 1993 and $64 million in 1992.

        Effective December 31, 1992, the Parent increased its investment in the Company's by contributing to the Company property, plant and equipment that had been leased under capital leases from its Parent. Rental payments made under such lease obligations amounted to $10 million for the period ended December 31, 1992. The effect of the transaction was to increase additional paid-in capital by $49 million, reverse $10 million of previously existing deferred income taxes and decrease debt (obligations under capital leases) by $59 million.

        Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

                         HOECHST CELANESE CORPORATION

 (14) Segment and Geographical Information

                                                                                                              Totals as
                                                       Specialties                                             shown in
                                                           and                                  Corporate/   consolidated
                                              Fibers    Advanced      Life       Advanced      Eliminations    financial
                                 Chemicals   and Film   Materials   Sciences   Technology (a)     & Other      statements
                                 ---------   --------  -----------  --------   --------------  ------------  ------------
                                                                    (In millions)
1994:
Net sales......................    $2,057     $3,389      $1,581       $966        $    2         $(201)         $7,794
Operating (loss)...............       282        359          51        (78)          (87)         (621)(b)         (94)
Depreciation/amortization(c)...       150        199         107         50            18            (7)            517
Capital expenditures...........       108        245          89         41            14             5             502
Total assets...................     2,557      2,493       1,579        933            70           478           8,110

1993:
Net sales.....................     $1,774     $3,104      $1,469       $757        $    2         $(207)         $6,899
Operating income..............         88        415          58         17           (88)         (130)            360
Depreciation/amortization(d)..        165        154         107         42            14            13             495
Capital expenditures..........         98        322          97         57(e)         11             3             588
Total assets..................      2,599      2,582       1,413      1,170           100            73           7,937

1992:
Net sales.....................     $1,810     $3,191      $1,489       $749        $    5         $(200)         $7,044
Operating income..............        210        298          26         60           (90)         (106)            398
Depreciation/amortization.....        127        170(f)       88         18            13            16             432
Capital expenditures..........        149        293          87         33            22             8             592
Total assets..................      2,420      2,465       1,414        372            83           290           7,044

----------
(a) Beginning in 1993, the Company segregated amounts associated with Advanced Technology. This new segment represents research and development costs to seed and develop new businesses. When projects or businesses become viable, they are transferred to the appropriate operating segment. The prior years' segment results have been restated to reflect this change.

(b) Includes Special charges. See Note (16).

(c) Includes $18 million of depreciation reserves for asset write-downs related to the 1994 Special charges.

(d) Includes $15 million of depreciation and a $4 million reserve for asset impairment related to the 1993 realignment program.

(e) Includes $29 million of assets related to the purchase of Copley and $3 million of assets related to the purchase of certain other businesses.

(f) Includes a $30 million reserve for asset impairment related to 1992 realignment program for North American Fibers.

                      HOECHST CELANESE CORPORATION

(14) Segment and Geographical Information (continued)

        The following table presents financial information based on the geographic location of the manufacturing facilities of the Company:

                                         United                              Other Regions/
                                         States   Mexico   Canada   Europe    Eliminations     Total
                                         ------   ------   ------   ------   --------------   -------
                                                               (In millions)
     1994:
     Net sales(a)......................  $6,152    $820     $443     $357       $    22        $7,794
     Transfers between geographic
      areas(b).........................     266     171      192        -          (629)            -
                                         ------    ----     ----     ----       -------        ------
       Total...........................  $6,418    $991     $635     $357       $  (607)       $7,794
                                         ======    ====     ====     ====       =======        ======
     Operating (loss)..................  $ (396)   $102     $181     $ 14       $     5        $  (94)

     Total assets......................  $7,958    $684     $476     $158       $(1,166)       $8,110


     1993:
     Net sales(a)......................  $5,574    $675     $293     $340       $    17        $6,899
     Transfers between geographic
      areas(b).........................     198     121      160        1          (480)            -
                                         ------    ----     ----     ----       -------        ------
       Total...........................  $5,772    $796     $453     $341       $  (463)       $6,899
                                         ======    ====     ====     ====       =======        ======
     Operating income..................  $  234    $ 36     $ 81     $ 14       $    (5)       $  360

     Total assets......................  $7,305    $938     $260     $139       $  (705)       $7,937


     1992:
     Net sales(a)......................  $5,598    $766     $280     $381       $    19        $7,044
     Transfers between geographic
      areas(b).........................     195      95      190        2          (482)            -
                                         ------    ----     ----     ----       -------        ------
       Total...........................  $5,793    $861     $470     $383       $  (463)       $7,044
                                         ======    ====     ====     ====       =======        ======
     Operating income..................  $  278    $ 60     $ 42     $ 19       $    (1)       $  398

     Total assets......................  $6,241    $908     $260     $134       $  (499)       $7,044

----------
     (a) Included in United States net sales are export sales of $1,003 million in 1994, $845 million in 1993 and $877 million in 1992.

     (b) Product transfers between geographic areas are priced on a basis intended to reflect, as nearly as practicable, the prevailing market value of the products transferred.

                         HOECHST CELANESE CORPORATION

(15) Commitments and Contingencies

        The Company is a defendant in a number of lawsuits, including environmental, product liability and personal injury actions (see Note (18) for discussion of environmental). Certain of these lawsuits are or purport to be or have been preliminarily certified as class actions. In some of these cases, claimed damages are substantial. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits, management believes, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

        The Company is named as a defendant in twenty-five putative class actions, five of which have been certified as class actions as well as defendant in other non-class actions filed in eleven states ("the Plumbing Actions"). In these lawsuits the plaintiffs typically seek recovery for alleged property damage to housing units, mental anguish from the alleged failure of polybutylene plumbing systems, and punitive damages and, in certain cases, additional damages under the Texas Deceptive Trade Practices Act. The other defendants include United States Brass Corporation ("U. S. Brass") (formerly a wholly owned subsidiary of Household International, Inc.), Vanguard Plastics, Inc. ("Vanguard"), Shell Oil Company ("Shell") and E. I. duPont de Nemours & Co. Inc., ("duPont").

        Damage amounts are not specified. The plumbing systems were designed and manufactured primarily by U. S. Brass and Vanguard. The pipe was made from polybutylene resin supplied by Shell. The Company sold acetal copolymer resin and duPont sold acetal homopolymer resin to other companies who manufactured certain of the fittings used in the plumbing systems. Based on, among other things, the finding of outside experts and the successful use of the Company's acetal copolymer in similar applications, the Company does not believe that its acetal copolymer was defective or caused the plumbing systems to fail. In many cases the Company's exposure may be limited by the fact that the other defendants and other responsible parties may be found liable in whole or substantial part or by invocation of the statute of limitations since the Company ceased selling the resin for use in the plumbing systems in site built homes during 1986 and in manufactured homes during 1989.

        The Company together with Shell and duPont agreed to and announced, in October 1994, a proposed settlement of a purported nationwide class action subject to court approval, which would provide replumbings to qualifying homeowners with leaking polybutylene plumbing systems throughout the United States. This proposed settlement would have required the three participating companies to commit to spend up to $750 million for claims over a 13 year period which the Company estimates will end in 2003. The Texas State Court, in February 1995, denied the companies' request for preliminary approval of this settlement. Appeals of this denial have been filed, and the three participating companies are also presently exploring several alternatives.

        The Company is not liable for any alleged defects in such systems, which were designed, manufactured and marketed by other companies. Nonetheless, the Company has agreed to participate in the settlement to reduce litigation expenses and to provide relief to qualifying homeowners with polybutylene plumbing problems.

        The Company has accrued its best estimate of its share of the plumbing actions. Due to the many variables involved in the estimation process, as facts and circumstances change, the estimate will be adjusted. Since the Company was only one of the suppliers of a resin used in part of the plumbing systems and not a manufacturer or marketer of these systems, the Company does not know the number of units that contain the plumbing systems, the number of systems that will fail, if any, or the extent of any failures. Based on settlement agreements signed

                         HOECHST CELANESE CORPORATION

(15) Commitments and Contingencies (continued)

     with several insurers and the opinion of counsel as to the outcome of current litigation with the remaining insurers, management believes that the expenses related to the plumbing actions are substantially covered by insurance.

        Management believes that the plumbing claims will not have a material adverse effect on the consolidated financial position, or results of operations of the Company.

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

        At December 31, 1994, there were outstanding Commitments relating to capital projects of approximately $110 million.

(16) Special Charges

        During 1994, the Company recorded a special charge of $532 million ($319 million net of tax). This charge included the expected costs pertaining to pending and future product liability claims, net of probable insurance recoveries, relating to certain plumbing systems using fittings manufactured by other companies from acetal copolymer resin and additional environmental remediation exposures. In addition, this special charge includes the expected costs and expenses relating to the reduction in the workforce and the write-down of assets associated mostly with the Specialties and Advanced Material segment. See Notes (15) and (18) for additional information relating to the class action and environmental, respectively.

        During 1993, the Company realigned its North American, principally Mexican, chemicals operations and charged $29 million to Chemicals operating income, $19 million of which related to the write-down of property, plant and equipment.

        During 1992, the Company realigned its North American polyester fibers operations and charged $87 million to Fibers and Film operating income, $34 million of which related to the write-down of property, plant and equipment. An additional $15 million was established for regionalization of certain other businesses.

                         HOECHST CELANESE CORPORATION

(17) Fair Value of Financial Instruments

        Summarized below are the carrying values and fair values of the Company's financial instruments as of December 31, 1994 and 1993. The fair value represents the Company's estimate and, therefore, should not be construed as the value that the Company would receive or give up for a financial instrument.

        Included in other assets are certain investments accounted for under the cost method. In general, the investments are not publicly traded and, therefore, fair values are not readily determinable; the Company believes that the carrying value approximates the fair value.

        The fair value of the Company's long-term debt and derivative financial instruments is estimated based on quotations from investment bankers and on current rates of debt for similar types of issues. Derivative Financial Instruments relating to debt are required disclosure for 1994 only, and the fair value on these instruments is equal to the unrealized gain (loss).

        The carrying amounts reported in the balance sheet for cash and cash equivalents, net receivables, commercial paper, notes payable, trade payables and the current installments of long-term debt approximates fair market value, due to the short maturity of these instruments.

                                                     1994             1993
                                              ----------------  ----------------
                                              Carrying   Fair   Carrying   Fair
                                               Amount    Value   Amount    Value
                                              --------  ------  --------  ------
                                                         (in millions)
     Other assets - Investments..............  $   57   $   57    $  43   $  43
     Long-term debt..........................   1,086    1,038      879     946
     Debt related derivative instruments.....       -       (3)       -       -

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

        The Company may be subject to substantial claims brought by Federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the Federal Comprehensive Environmental Response Compensation and Liability Act ("Superfund") and related state laws for investigation and cleanup costs at approximately 100 sites. At most of these sites, numerous

                         HOECHST CELANESE CORPORATION

(18) Environmental (continued)

     companies, including either the Company or one of its predecessor companies, have been notified that the United States Environmental Protection Agency ("EPA"), state governing body or private individuals consider such companies to be potentially responsible parties ("PRPs") under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot determine accurately its ultimate liability for investigation or cleanup costs at these sites. Expenditures (including third party and divested sites) for investigation, clean up and related activities have been $32 million for the three years ended December 31, 1994 with expenditures in no year greater than $13 million.

        As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers: its shipments of waste to a site; its percentage of total waste shipped to the site; the types of wastes involved; the conclusions of any studies; the magnitude of any remedial actions that may be necessary; and the number and viability of other PRPs. Often HCC will join with other PRPs to sign joint defense agreements that will settle, among the PRPs, each party's percent allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available.

        In 1994, 1993 and 1992 the total environmental costs charged to operations for remediation efforts amounted to $105 million, $34 million and $46 million, respectively. As of December 31, 1994 and 1993, the Company's total environmental liability recognized in the financial statements is $208 million and $149 million. The amounts are neither reduced for anticipated insurance recovery nor discounted from the anticipated payment date. Moreover, environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with certainty.

        Management believes that environmental costs will not have a material adverse effect on the financial position or results of operations of the Company.

(19) Other Matters

        As a result of the significant devaluation of the Mexican peso in December 1994, the equity section of the Company was negatively impacted by approximately $120 million due to the translation effect of the Company's 40% ownership of Celmex. The Company is uncertain about the possible future impact the fluctuation of the Mexican currency will have on its consolidated results.

        Fibers and Film's 1993 operating income includes a $50 million receipt in settlement of a litigation. The amount has been included in Selling, general and administrative expenses.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Hoechst Celanese Corporation:


        We have audited the accompanying consolidated balance sheets of Hoechst Celanese Corporation as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hoechst Celanese Corporation as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

        As discussed in Notes 7 and 12 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and No. 112, "Employers' Accounting for Postemployment Benefits" in 1993. As discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1992.

                                                           KPMG PEAT MARWICK LLP

Short Hills, New Jersey
January 31, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE


        There has been no change of accountants or reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 1994.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Hoechst Celanese are as follows:

         Name          Age        Position(s) with the Company
         ----          ---        ----------------------------

Guenter Metz........... 59  Chairman of the Board of Directors
Karl G. Engels/(1)/.... 51  President, Chief Executive Officer and Director
Harry R. Benz/(1)/..... 57  Senior Vice President-Finance, Chief Financial
                            Officer and Director
Thomas F. Kennedy/(1)/. 52  Executive Vice President and Director
William B. Harris/(1)/. 48  Senior Vice President and Director
David A. Jenkins....... 54  Vice President-General Counsel and Director
Charles M. Langston.... 45  Vice President-Strategic Resources Management
Klaus Schmieder........ 46  Vice President and Treasurer
Alban W. Schuele....... 50  Vice President-Canadian Operations
Raymond W. Smedley..... 54  Vice President and Controller

/(1)/ Member of Executive Committee, a committee of the Board of Directors.

----------
        All directors of the Company, except as noted below, have been appointed for a term commencing November 22, 1994. All terms of directors will end on the date of the next annual stockholder meeting.

        All executive officers were appointed for a term commencing November 28, 1994. All terms of executive officers will end at the first meeting of the Board following the next annual stockholder meeting.

        Dr. Metz has been Director and Chairman of the Company since January
1, 1995. He has been a Director of Hoechst Corporation since February 1987 and has been Chairman of Hoechst Corporation since April 1994. From October 1986 to February 1987 he was a Director of American Hoechst Corporation ("AHC"). Since April 1988 he has been Deputy Chairman of the Board of Management of Hoechst AG. Since April 1994 he has been responsible for all Hoechst Group activities in North America. Dr. Metz has been with Hoechst AG for 32 years and is a resident of the Federal Republic of Germany.

        Mr. Engels has been President of the Company since May 1994 and director of the Company since September 1991. From April 1992 to April 1994 he was
Senior Vice President of the Company and from September 1991 to March 1992 he was Vice President of the Company. He was Vice President-Marketing and Sales of the Fibers Division of Hoechst AG from November 1986 until August 1991. From January 1985 to October 1986 he was Director of Personnel and Social Policies for the Hoechst Group. From 1981 to December 1984, he was Divisional Director and head of the Staff Department of Hoechst AG, coordinating the Hoechst Group affiliates outside the Federal Republic of Germany. Mr. Engels has been with Hoechst AG for 22 years.

        Mr. Benz has been Senior Vice President-Finance and Chief Financial Officer of the Company since April 1992 and Director of the Company since February 1987. From February 1987 to March 1992 he was Vice President-Finance and Chief Financial Officer of the Company. He was a Director and Chief Financial Officer with AHC from October 1980 to February 1987. Prior to 1980 he served as AHC's Treasurer for nine years. He also had responsibility for AHC's Petrochemicals and Plastics Group. Prior to joining AHC, he was employed by Peat, Marwick, Mitchell & Co. for 10 years.

        Mr. Kennedy has been Executive Vice President of the Company since April 1992 and Director of the Company since March 1989. On January 1, 1995, he was appointed Head of Hoechst Worldwide Basic Chemicals. He was Group President of the Chemical Group from July 1989 to March 1992. From March 1989 to March 1992 he was Vice President of the Company. Prior to that, he was President of the Chemical Group from March 1989 to June 1989, Executive Vice President of the Chemical Group from January 1988 to February 1989 and Executive Vice President of Celanese Chemical Company, Inc. from September 1986 until December 1987. He previously served as Vice President and General Manager of Filter Products from October 1984 to September 1986. Prior to that, he was Business Director of Celanese Chemical Company, Inc.

        Mr. Harris has been Senior Vice President of the Company since May 1, 1994 and on the same date he was appointed Head of Hoechst Worldwide Fibers. He was President of Textile Fibers Group from January 1990. From January 1988 to May 1994 he was Vice President of the Company. He served as Treasurer of the Company from January 1988 until March 1989 and Executive Vice President, Textile Fibers Group from April 1989 until December 1989. He was formerly President of Celanese Fibers Operations, Ltd. from September 1986 until January 1988 and Vice President and General Manager of Polymer and Filter Products from September 1986 until December 1987. He served as Vice President, Administration of Celanese Fibers from November 1984 until August 1986. From May 1984 he was Executive Vice President of Celanese Canada Inc. and from November 1982 until April 1984 he was Vice President, Finance of Celanese Canada Inc.

        Mr. Jenkins has been Vice President-General Counsel of the Company since January 1989 and a Director since April 1989. He served as Deputy General Counsel of the Company from June 1987 to December 1987 and as Vice President and General Counsel of the Hoechst Celanese Advanced Technology Company from August 1986 to June 1987. He was Secretary of Celanese from June 1984 to August 1986 and General Attorney of Celanese from September 1976 to August 1986.

        Dr. Langston has been Vice President-Strategic Resources Management of the Company since January 1991. Prior to that, he was Vice President, Human Resources of the Life Sciences Group from March 1989 to December 1990. From July 1987 to February 1989 he was the Company's Director of Compensation. From September 1982 to June 1987 he was Director, Human Resources of the Specialty Chemicals Group.

        Mr. Schmieder has been Vice President and Treasurer of the Company since January 1, 1992. He was Regional Manager for the Asia/Pacific Region of Hoechst AG from January 1990 to December 1991. From 1987 to December 1989 he worked on various assignments in the Central Staff and Legal Departments of Hoechst AG. From 1977 to 1987 he was in the Legal Department of Hoechst AG. Mr. Schmieder has been with Hoechst AG for 18 years.

        Mr. Schuele has been Vice President of the Company since February 1987 and responsible for Canadian Operations since May 1991. Prior to that, he was President of Specialty Products Group from February 1989 to April 1991 and Vice President-Quality and Communications from January 1988 to January 1989. He served as Treasurer from 1981 until January 1988 and became a Vice President in 1985. He joined AHC in 1980 as Assistant Treasurer after having been with The Chase Manhattan Bank, N.A. for 10 years.

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

        Compensation Table

        The following table sets forth the total amount of cash compensation paid to the named executives in 1994, 1993 and 1992.

                                                                       Long-Term
                                              Annual Compensation     Compensation
Name and                                    -----------------------   ------------     All Other
Principal Position                 Year      Salary      Bonus/(1)/   LTIP Payouts Compensation/(2)/
------------------                 ----      ------      ----------   ------------ -----------------
Ernest H. Drew/(3)/                1994     $621,442      $500,000             -        $30,481
President, Chief Executive Officer 1993      588,269       620,000       $32,000         15,000
                                   1992      559,231       200,000        48,000         15,000

Karl G. Engels                     1994      351,731       460,000        55,200         16,082
President, Chief Executive Officer 1993      261,923       230,000       140,000         13,096
                                   1992      233,269        80,000             -         11,663

Joseph H. Patterson/(4)/           1994      449,135       400,000        69,000         22,688
Executive Vice President           1993      357,789       325,000       267,200         15,000
                                   1992      339,616       170,000        72,800         15,000

Thomas F. Kennedy                  1994      371,231       350,000        59,800         18,561
Executive Vice President           1993      355,885       285,000       239,200         15,000
                                   1992      337,423       170,000        72,800         15,000

William B. Harris                  1994      260,942       350,000        27,600         13,609
Senior Vice President              1993      214,673       117,000       110,400         10,734
                                   1992      202,154       110,000        33,600         10,108

----------
/(1)/ Bonus paid early in the following year for services rendered in each of the listed years.
/(2)/ Company contribution to Savings Plan.
/(3)/ Retired from the Company effective January 1, 1995. He is currently serving on the Board of Management of Hoechst AG.
/(4)/ Pursuant to an agreement with the Company, Dr. Patterson will continue as an employee of the Company through February 28, 1996, at which time his employment will terminate and he will be eligible to receive 29 weeks of separation pay. Dr. Patterson has indicated his intention to retire under the provisions of the Hoechst Celanese Retirement Plan and the Hoechst Celanese Executive Pension Plan on March 1, 1996.

        1994 Long-Term Incentive Awards Table

        The following table sets forth the awards made under the Company's Long-Term Incentive Award Plan to the named executives in 1994.

            Long-Term Incentive Plans - Awards in Last Fiscal Year

                                                   Estimated Future Payouts
                                               -----------------------------------
                    Number of   Period Until   Threshold      Target      Maximum
      Name            Units        Payout
      ----          --------    ------------   ---------      ------      -------
Ernest H. Drew           0              -              0            0            0
Karl G. Engels        4000        3 Years       $100,000     $400,000     $600,000
Joseph H. Patterson   4000        3 Years        100,000      400,000      600,000
Thomas F. Kennedy     3500        3 Years         87,500      350,000      525,000
William B. Harris     2000        3 Years         50,000      200,000      300,000

        Payments and awards are tied to achieving specified levels of Return on Capital Employed ("ROCE"), both absolute and relative to a competitive group of other companies. The target amount will be earned if 100% of the targeted ROCE is achieved. If threshold levels are not achieved, no payments will be made from the Plan. If threshold levels are achieved but target levels are not achieved, payments as low as 25% of the target amounts will be made. If certain stretch goals beyond target levels are achieved, payments as high as 150% of the target amounts will be made.

        Pension Table

        The following table sets forth estimated annual retirement benefits for the named executives under the Hoechst Celanese Retirement Plan and the Hoechst Celanese Executive Pension Plan.

                            Pension Plan Table/(1)/


           Benefits for Representative Years of Credited Service/(2)/
           -----------------------------------------------------

Final Average Earnings/(3)/     15        20        25       30         35
                             --------  --------  --------  --------  --------
$ 100,000....................$ 55,050  $ 60,000  $ 60,000  $ 60,000  $ 60,000
  200,000.................... 110,000   120,000   120,000   120,000   120,000
  300,000.................... 165,000   180,000   180,000   180,000   180,Q00
  400,000.................... 220,000   240,000   240,000   240,000   240,000
  500,000.................... 275,000   300,000   300,000   300,000   300,000
  600,000.................... 330,000   360,000   360,000   360,000   360,000
  700,000.................... 385,000   420,000   420,000   420,000   420,000
  800,000.................... 440,000   480,000   480,000   480,000   480,000
  900,000.................... 495,000   540,000   540,000   540,000   540,000
1,000,000.................... 550,000   600,000   600,000   600,000   600,000
1,100,000.................... 605,000   660,000   660,000   660,000   660,000
1,200,000.................... 660,000   720,000   720,000   720,000   720,000

----------

/(l)/ This table represents total benefits payable from both the Hoechst
      Celanese Retirement Plan and the Hoechst Celanese Executive Pension Plan. Drs. Drew and Patterson and Messrs. Kennedy and Harris are participants in both of these plans. Mr. Engels is covered by the Hoechst AG Pension Plan. Benefits from the Executive Pension Plan are only payable in the event the executive retires directly from employment with the Company.

/(2)/ Amounts shown assume the executive retires at age 65 (or earlier if certain years of service requirements with the Company are met) and are paid annually for the remainder of the executive's life regardless of marital status. Benefits listed in the table are not subject to any deduction for Social Security.

/(3)/ Final Average Earnings are defined in the plans as the average of the three highest years' earnings (base salary plus bonus) out of the last 10 years before retirement. The current Final Average Earnings for Dr. Drew are within 10% of the amounts reported as 1994 Annual Compensation on the Compensation Table. The Final Average Earnings for Dr. Patterson, Messrs Kennedy and Harris are approximately $606,250; $568,500 and $340,361, respectively. The approximate years of Credited Service of the executives covered by the plans are: Dr. Drew, 28 years; Dr. Patterson, 27 years; Mr. Kennedy, 28 years and Mr. Harris, 22 years.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Collectively, the directors and executive officers of the Company beneficially own less than 1% of the outstanding capital stock of Hoechst AG. Each of Messrs. Benz, Kennedy and Schuele serves on the Board of Directors of Celanese Canada Inc. Each of Messrs. Benz and Kennedy own 300 shares of its common stock. Mr. Scheule is the beneficial owner of 2,200 shares.

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

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(l) Financial Statements

        The Consolidated Financial Statements of the Company and the Report of Independent Auditors of KPMG Peat Marwick LLP are set forth in the Financial Statements (Item 8) and are filed as part of this report.

(a)(2) Exhibits


        The following Exhibits are filed as part of this report:


Exhibit
Number                                Description
------                                -----------

  3.1 Restated Certificate of Incorporation of the Company (filed as a part of Exhibit 3 to the Company's Form S-l Registration Statement No. 33-13326 filed April 10, 1987, and incorporated herein by reference).

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

  4.4 Form of First Supplemental Indenture between the Company and Chemical Bank relating to medium-term notes and the form of such notes (filed as Exhibits to the Company's Form S-3 Registration Statement No. 33-23628 filed April 24, 1991, and incorporated herein by reference).

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


 10.2 Agreement containing Consent Order and Agreement to Hold Separate, dated February 19, 1987, among Hoechst AG, AHC, Celanese and the United States Federal Trade Commission (filed as an Exhibit to the Company's Form S-l Registration Statement No. 33-13326 filed April 10, 1987, and incorporated herein by reference).


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

 10.5 Summary of AHC Executive Retiree Life Insurance Program (filed as an Exhibit to the Company's Form S-l Registration Statement No. 33-13326 filed April 10, 1987, and incorporated herein by reference).

 10.6 The Hoechst Celanese Executive Pension Plan, as amended, as of November 1, 1991 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

 10.7 Supplemental Pension Plan to Retirement Plan (formerly the Celanese Supplemental Pension Plan to the Celanese Retirement Income Plan) (filed as an Exhibit to the Celanese Annual Report on Form 10-K (File No. 1-
       1308) for the fiscal year ended December 31, 1977, and incorporated herein by reference).

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

Exhibit
Number                                  Description
-------                                 -----------

 10.14 Agreement, dated December 7, 1994, between the Company and Joseph H. Patterson.

 12     Computation of Ratio of Earnings to Fixed Charges.

 21     Subsidiaries.


                                                                    Where
                              Name                               Incorporated


               Hoechst Celanese Chemical Group, Inc.                 Texas

 23     Consent of Independent Accountants.


 24.1 Powers of attorney, dated March 6, 1995, for directors and officers of the Company authorizing Harry R. Benz, Karl G. Engels and/or David A. Jenkins to sign this 10-K on their behalf.

 24.2 Certified copy of resolution adopted by the Board of Directors of the Company on February 27, 1995, authorizing officers to sign this 10-K on behalf of the Company pursuant to powers of attorney.

 27     Financial Data Schedule (included in electronic filing only)

(b) Reports on Form 8-K

        During the quarter ended December 31, 1994, no reports on Form 8-K were filed.

                                  SIGNATURES


        Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Hoechst Celanese has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Hoechst Celanese Corporation

                                        By:      /s/  Karl G. Engels
                                           ------------------------------------
                                                      Karl G. Engels
                                             President, Chief Executive Officer
                                                       and Director


March 29, 1995


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 1995, by the following persons on behalf of the registrant and in the capacities indicated.

Signature                      Title
---------                      -----

Principal Executive Officer:


/s/ Karl G. Engels             Director, President and Chief Executive Officer
    ------------------------
    Karl G. Engels

Principal Financial Officer:

/s/ Harry R. Benz              Director, Senior Vice President-Finance and
    ------------------------     Chief Financial Officer
    Harry R. Benz

Principal Accounting Officer:

/s/ Raymond W. Smedley         Vice President and Controller
    ------------------------
    Raymond W. Smedley

 Directors:
     Guenter Metz*              Director
     William B. Harris*         Director
     David A. Jenkins*          Director
     Thomas F. Kennedy*         Director
     Joseph H. Patterson*       Director

----------
*Karl G. Engels, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons, filed with the Securities and Exchange Commission.

                                By: /s/ Karl G. Engels
                                        ------------------------
                                        Karl G. Engels
                                        Attorney-in-Fact

        Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Securities Exchange Act of 1934 (the "Act") by registrants which have not registered securities pursuant to Section 12 of the Act:

        Hoechst Celanese Corporation is a wholly owned subsidiary of Hoechst Corporation. Accordingly, no annual report of proxy material has been sent to security holders.

                  EXHIBITS TO 1994 ANNUAL REPORT ON FORM 10-K
                  -------------------------------------------



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

4.4 Form of First Supplemental Indenture between the Company and Chemical Bank relating to medium-term notes and the form of such notes (filed as Exhibits to the Company's Form S-3 Registration Statement No. 33-23628 filed April 24, 1991, and incorporated herein by reference).

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

10.7 Supplemental Pension Plan to Retirement Plan (formerly the Celanese Supplemental Pension Plan to the Celanese Retirement Income Plan) (filed as an Exhibit to the Celanese Annual Report on Form 10-K (File No. 1-
       1308) for the fiscal year ended December 31, 1977, and incorporated herein by reference).

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

10.14 Agreement, dated December 7, 1994, between the Company and Joseph H. Patterson.

12     Computation of Ratio of Earnings to Fixed Charges.

21     Subsidiaries.



                                                        WHERE
                NAME                                    INCORPORATED

       Hoechst Celanese Chemical Group, Inc.            Texas

23     Consent of Independent Accountants.

24.1 Powers of attorney, dated March 6, 1995, for directors and officers of the Company authorizing Harry R. Benz, Karl G. Engels and/or David A. Jenkins to sign this 10-K on their behalf.

24.2 Certified copy of resolution adopted by the Board of Directors of the Company on February 27, 1995, authorizing officers to sign this 10-K on behalf of the Company pursuant to powers of attorney.

27.    Financial Data Schedule