Form 10-Q
period 1995-03-31
HOECHST CELANESE CORP
filed 1995-05-03
CIK 812427

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____ to _____

                        Commission File Number 33-13326


                          HOECHST CELANESE CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 13-5568434
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

           1041 ROUTE 202-206
         BRIDGEWATER, NEW JERSEY                            08807
(Address of principal executive offices)                  (Zip Code)


       Registrants telephone number, including area code:  (908) 231-2000

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

                               TABLE OF CONTENTS

                                                                                       PAGE
PART I--FINANCIAL INFORMATION

Item 1--CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Balance Sheets  March 31, 1995 and December 31, 1994..........    3
        Consolidated Statements of Earnings -
          Three months ended March 31, 1995 and 1994...............................    4
        Consolidated Statements of Cash Flows -
          Three months ended March 31, 1995 and 1994...............................    5
        Notes to Consolidated Financial Statements.................................    6

Item 2--Managements Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................    7

PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K...........................................    9

NOTE: The Registrant sometimes is referred to in this 10-Q as the Company or Hoechst Celanese.

PART I--FINANCIAL INFORMATION

ITEM 1--CONSOLIDATED FINANCIAL STATEMENTS


                          HOECHST CELANESE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,   DECEMBER 31,
                                                                          1995         1994
                                                                       ---------   ------------
                                                                             (In millions)
ASSETS
Current assets:
 Cash and cash equivalents...........................................    $   220        $   192
 Marketable securities...............................................         54             51
 Net receivables.....................................................      1,590          1,518
 Inventories.........................................................      1,057          1,002
 Deferred income taxes...............................................         97             95
 Prepaid expenses....................................................         51             31
                                                                          ------         ------
   Total current assets..............................................      3,069          2,889
                                                                          ------         ------

Investments in affiliates............................................        382            358

Property, plant and equipment........................................      4,530          4,647
Accumulated depreciation and amortization............................     (1,739)        (1,772)
                                                                          ------         ------
Net property, plant and equipment....................................      2,791          2,875

Deferred income taxes................................................         63             75
Other assets.........................................................        466            424
Excess of cost over fair value of net assets of businesses acquired,
 net.................................................................      1,472          1,489
                                                                          ------         ------
   Total assets......................................................     $8,243         $8,110
                                                                          ======         ======
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Commercial paper and current installments of long-term debt.........    $   188        $    36
 Accounts payable and accrued liabilities............................      1,385          1,369
 Dividend payable to parent..........................................          -             60
 Notes and accounts payable, parent and affiliates...................        596            618
 Income taxes payable................................................        311            277
                                                                          ------         ------
   Total current liabilities.........................................      2,480          2,360
                                                                          ------         ------

Long-term debt.......................................................      1,086          1,086
Minority interests...................................................        350            393
Other liabilities....................................................      1,118          1,107

Stockholders equity:
 Common stock........................................................          -              -
 Additional paid-in capital..........................................      2,804          2,804
 Retained earnings...................................................        481            409
 Cumulative translation and other adjustments........................        (76)           (49)
                                                                          ------         ------
   Total stockholders equity.........................................      3,209          3,164
                                                                          ------         ------
   Total liabilities and stockholders equity.........................     $8,243         $8,110
                                                                          ======         ======

See accompanying notes to consolidated financial statements.

PART I--FINANCIAL INFORMATION

                          HOECHST CELANESE CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                       ----------------
                                                                       1995        1994
                                                                       ----        ----
                                                                        (In millions)

Net sales...............................................              $2,052      $1,612
Cost of sales...........................................               1,510       1,282
                                                                      ------      ------
   Gross profit.........................................                 542         330

Selling, general and administrative expenses............                 239         199
Research and development expenses.......................                  75          66
                                                                      ------      ------
   Operating income.....................................                 228          65

Equity in net loss of affiliates........................                   -          (2)
Interest expense........................................                 (30)        (25)
Interest and other income, net..........................                  10           5
                                                                      ------      ------
   Earnings before income taxes and minority interests..                 208          43

Income taxes............................................                  89          16
                                                                      ------      ------
   Earnings before minority interests...................                 119          27

Minority interests......................................                  47          15
                                                                      ------      ------
   Net earnings                                                       $   72      $   12
                                                                      ======      ======

See accompanying notes to consolidated financial statements.

PART I--FINANCIAL INFORMATION

                          HOECHST CELANESE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                          ---------------
                                                                                          1995       1994
                                                                                          ----       ----
                                                                                           (IN MILLIONS)
Operating activities:
 Net earnings.........................................................................     $  72    $    12
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization......................................................       126        122
   Change in equity of affiliates.....................................................         -          3
   Tax provision less taxes paid......................................................        33        (53)
   Changes in operating assets and liabilities:
     Net receivables..................................................................      (128)       227
     Inventories......................................................................       (75)       (30)
     Prepaid expenses.................................................................       (26)       (12)
     Accounts payable and accrued liabilities.........................................        59       (139)
     Other, net.......................................................................        53        (20)
                                                                                           -----    -------
      Net cash provided by operating activities.......................................       114        110
                                                                                           -----    -------
Investing activities:
 Capital expenditures.................................................................      (126)      (105)
 Proceeds from sale of marketable securities..........................................        19         30
 Purchases of and investments in businesses and assets................................        (7)         -
 Purchases of marketable securities...................................................       (21)       (20)
                                                                                           -----    -------
      Net cash  (used in) investing activities........................................      (135)       (95)
                                                                                           -----    -------
Financing activities:
 Proceeds from long term debt.........................................................         -        398
 Proceeds from short-term borrowings..................................................       479        940
 Payments on long-term debt...........................................................         -         (1)
 Payments on short-term borrowings....................................................      (333)    (1,252)
 Dividends paid.......................................................................       (60)       (70)
                                                                                           -----    -------
      Net cash provided by financing activities.......................................        86         15
                                                                                           -----    -------
Exchange rate changes on cash.........................................................       (37)       (10)

   Net increase in cash and cash equivalents..........................................        28         20

Cash and cash equivalents at beginning of period......................................       192        171
                                                                                           -----    -------
Cash and cash equivalents at end of period............................................     $ 220    $   191
                                                                                           =====    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:  Interest, net of amounts capitalized................     $  44    $    52
                   Income taxes.......................................................        47         69

See accompanying notes to consolidated financial statements.

PART I--FINANCIAL INFORMATION

                         HOECHST CELANESE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

     Hoechst Celanese Corporation (the Company) is wholly owned by Hoechst Corporation, a holding company, itself a wholly owned subsidiary of Hoechst Aktiengesellschaft (Hoechst AG).

     The consolidated financial statements are unaudited and subject to year-end audit and adjustments. In the opinion of management, the financial statements include all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for the interim periods reported. Results for the three month period ended March 31, 1995 are not necessarily indicative of the results that will be realized for the full year. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, joint ventures and partnerships.


 (2)  INVENTORIES

                                                      MARCH 31,    DECEMBER 31,
                                                        1995           1994
                                                      ---------    ------------
                                                           (IN MILLIONS)

   Finished goods..............................       $  815         $  713
   Work-in-process.............................          114            116
   Raw materials and supplies..................          211            248
                                                      ------         ------
     Subtotal..................................        1,140          1,077
   Excess of current costs over stated values..          (83)           (75)
                                                      ------         ------
          Total inventories....................       $1,057         $1,002
                                                      ======         ======

(3)   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in a number of lawsuits, including product liability and personal injury actions. Certain of these lawsuits purport to be, or have been preliminarily certified as, class actions. In some of these lawsuits, claimed damages are substantial. While it is impossible at this time to determine with certainty the ultimate outcome of the lawsuits, management believes, based on the advice of legal counsel, that adequate provisions have been made for probable losses with respect thereto and that the ultimate outcome will not have a material adverse effect on the consolidated financial position, or results of operations of the Company.

PART I--FINANCIAL INFORMATION

ITEM 2--MANAGEMENTS DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  First quarter 1995 sales of $2,052 million increased $440 million from the comparable 1994 period as all segments experienced sales improvements. In the Chemicals segment, all product lines showed favorability over the prior year
with the most notable improvement in methanol.   In addition, improvements were
realized in acetyls where acetic acid and vinyl acetate monomer export volumes and overall pricing improvements resulted from strong market demand. Improved sales prices in acrylates which resulted from strong demand in the marketplace contributed to the overall sales improvements. The Fibers and Film segment experienced sales growth over the same period last year. In Textile Fibers, polyester staple price and volume gains over the prior year resulted from the continuing high cotton prices which increased demand for manufactured fibers and cotton blends in the apparel markets. The Technical Fibers group experienced sales growth due to filter products' robust export volumes and prices, particularly to the Far East, and improved spunbond volumes in the geotextile market which resulted from increased construction activity. Polyester Resins and Films' sales increased as a result of strong market demand in polyester film together with continued high domestic and export demand in polyester resins. The Specialties and Advanced Materials segment showed sales improvements over the same period last year. Specialty Chemicals' sales remained relatively flat as improved domestic volumes in pigments and printing products offset both price shortfalls in dyes caused by increased competitive pressures and volumes losses in separation products. In Advanced Materials, overall sales improvements versus the first quarter of 1994 resulted from favorable sales volumes in all product lines largely resulting from continued strong demand, further commercialization of products and the continued strengthening of the economy. In the Life Sciences segment, sales increased over those of the same period last year. Volume increases in growth promotants for cattle led to higher sales for the animal health businesses. Volume gains were also seen in generic and prescription pharmaceuticals.

  Selling, general and administrative expenses ("SG&A") increased by $40 million over the same quarter last year. The increase resulted from slightly higher personnel related costs and the timing of some expenses versus the prior year. Research and development expenses increased by $9 million. This increase was primarily in the Life Sciences segment.

  Operating income of $228 million was $163 million greater than the prior year resulting from improvements in all operating segments. In the Chemicals segment, the significant increase in sales resulted from stronger volumes and pricing, particularly in methanol, which more than offset the higher raw material costs in ethylene, propylene and sourced methanol. Improvements in Polyester Resins and Films and Technical Fibers offset the decline in Textile Fibers operating income resulting in an overall increase in the Fibers and Film segment over the prior year. In Textile Fibers, operating income remained fairly flat as decreased demand for acetate filament along with increased raw material costs were offset by the favorable sales impact of the staple pricing and volume improvements. Although the cost of raw materials increased, mainly in anhydride, woodpulp, glycol, and dimethylterphthalate ("DMT"), strong filter product volume gains in Technical Fibers resulted in increased operating income over the same quarter last year. The operating income for Polyester Resins and Films improved over the prior year due to higher sales volumes in polyester film and polyester resins which were partially offset by increased raw material prices resulting from higher worldwide demand for paraxylene, methanol, purified terephthalic acid and DMT. In the Specialties and Advanced Materials segment, Specialty Chemicals' operating income declined as the result of higher manufacturing costs; however, in Advanced Materials, the strong volumes caused by increasing demand in all product lines improved operating income over the first quarter of 1994. In the Life Sciences segment, operating income was favorable to the comparable 1994 period, but still reflected a loss at the operating income level. Improvements resulted from stronger sales volumes due to the reduction in wholesaler purchase programs during the fourth quarter of 1994 coupled with ongoing cost containment efforts.

PART I--FINANCIAL INFORMATION

ITEM 2--MANAGEMENTS DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Equity in net loss of affiliates improved due to increased earnings in a 45% owned affiliate which sells copolymer and resins resulting from improved sales and the effect of the weakening of the U.S. dollar versus the Japanese yen. Interest expense increased by $5 million over the same period last year due to higher debt levels and increasing interest rates.

  The effective tax rate increased to 42% in 1995 from 37% in 1994. The increase is primarily attributable to U.S. earnings taxed at higher rates representing a larger proportion of total earnings.

  As a result of the significant devaluation of the Mexican New Peso in December of 1994, the equity section of the Company was negatively impacted by approximately $160 million due to the translation effect of the Company's 40% ownership of Grupo Celanese, S.A. (formerly Celanese Mexicana, S.A.). The Company is uncertain about the potential unfavorable impact of future fluctuations of the Mexican currency.

RATIO OF EARNINGS TO FIXED CHARGES

  The ratio of earnings to fixed charges for the first quarter of 1995 was 6.2 compared to 2.3 for the 1994 period. The increase for the first quarter was the result of increased earnings from operations due to strong sales volumes, slightly offset by higher interest expense. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from operations before fixed charges, minority interests and income taxes. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents were $220 million on March 31, 1995, an increase of $28 million from December 31, 1994. The increase primarily resulted from net cash provided by operations of $114 million and financing transactions of $86 million, partially offset by $126 million expenditures for capital projects.

  In March of 1995, the Company paid its parent, Hoechst Corporation ("Parent"), a $60 million dividend. As of March 31, 1995, the Company borrowed $341 million and repaid $228 under its commercial paper program and its revolving credit agreement with its Parent. There was $113 million of commercial paper outstanding and no outstanding balance under the revolving credit agreement at March 31, 1995.

  The Company had an aggregate $175 million outstanding of its medium-term notes as of March 31, 1995. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds of any medium-term notes to be sold will be used for general corporate purposes.

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

PART II--OTHER INFORMATION

ITEM 6 --EXHIBITS AND REPORTS ON FORM 8-K

(a) NONE REQUIRED.

(b) FORM 8-K

     During the quarter ended March 31, 1995, no reports on Form 8-K were filed.

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

May 3, 1995