Form 10-Q
period 1995-06-30
HOECHST CELANESE CORP
filed 1995-08-14
CIK 812427

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

  [X]      Quarterly Report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

           For the quarterly period ended June 30, 1995


  [_]      Transition report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

           For the period from __________ to __________

                        Commission File Number 33-13326

                                 _____________

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
                                                         Yes    X     No
                                                             ------      -------
All outstanding shares of Hoechst Celanese Corporation stock are owned by its parent, Hoechst Corporation.

                               TABLE OF CONTENTS

                                                                                                         PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets - June 30, 1995 and December 31, 1994...........................      3

         Consolidated Statements of Earnings -
           Three months and six months ended June 30, 1995 and 1994..................................      4

         Consolidated Statements of Cash Flows -
           Six months ended June 30, 1995 and 1994..................................................       5

         Notes to Consolidated Financial Statements.................................................       6


Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.......       8


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..........................................................................      11

Item 6 - Exhibits and Reports on Form 8 - K.........................................................      12

NOTE : The Registrant is referred to in this 10-Q as the Company or Hoechst Celanese.

PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                         HOECHST CELANESE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                          --------      ------------
                                                                                           1995            1994
                                                                                           ----            ----
ASSETS                                                                                         (IN MILLIONS)
Current Assets:
 Cash and cash equivalents..........................................................      $   428        $   170
 Marketable securities..............................................................           44             39
 Net receivables....................................................................        1,557          1,286
 Inventories........................................................................          960            901
 Deferred income taxes..............................................................          122             95
 Prepaid expenses...................................................................           53             20
                                                                                          -------        -------
      Total current assets..........................................................        3,164          2,511
                                                                                          -------        -------

Investment in affiliates............................................................          454            376

Property, plant and equipment.......................................................        4,589          4,504
Accumulated depreciation and amortization...........................................       (1,809)        (1,712)
                                                                                          -------        -------
Net property, plant and equipment...................................................        2,780          2,792

Deferred income taxes...............................................................           68             75
Other assets........................................................................          338            393
Excess of cost over fair value of net assets of businesses acquired, net............        1,003          1,023
Net assets of discontinued operations held for distribution.........................          654            748
                                                                                          -------        -------
   Total assets.....................................................................      $ 8,461        $ 7,918
                                                                                          =======        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Commercial paper and current installments of long-term debt........................      $    80        $    36
 Accounts payable and accrued liabilities ..........................................        1,448          1,267
 Dividends payable to parent........................................................            -             60
 Notes and accounts payable, parent and affiliates..................................          586            593
 Income taxes payable...............................................................          346            249
                                                                                          -------        -------
   Total current liabilities........................................................        2,460          2,205
                                                                                          -------        -------

Long-term debt......................................................................        1,065          1,080
Minority interests..................................................................          378            347
Other liabilities...................................................................        1,225          1,122

Stockholder's equity:
 Common stock.......................................................................            -              -
 Additional paid-in capital.........................................................        2,804          2,804
 Retained earnings..................................................................          583            409
 Cumulative translation and other adjustments.......................................          (54)           (49)
                                                                                          -------        -------
   Total stockholder's equity.......................................................        3,333          3,164
                                                                                          -------        -------

   Total liabilities and stockholder's equity.......................................      $ 8,461        $ 7,918
                                                                                          =======        =======

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

                         HOECHST CELANESE CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                                 JUNE 30,             JUNE 30,
                                                                                 --------             --------
                                                                             1995       1994       1995      1994
                                                                             ----       ----       ----      ----
                                                                                          (IN MILLIONS)

Net sales...............................................................     $2,100     $1,876    $4,057    $3,409
Cost of sales...........................................................      1,604      1,472     3,053     2,713
                                                                             ------     ------    ------    ------
     Gross profit.......................................................        496        404     1,004       696

Selling, general and administrative expenses............................        202        221       396       368
Research and development expenses.......................................         51         51       105        93
Special charge..........................................................          -         70         -        70
                                                                             ------     ------    ------    ------
     Operating income...................................................        243         62       503       165

Equity in net earnings/(loss) of affiliates.............................          4          2         4        (1)
Interest expense........................................................        (22)       (27)      (43)      (49)
Interest and other income, net..........................................         58          7        68        11
                                                                             ------     ------    ------    ------
     Earnings before income taxes and minority interests................        283         44       532       126

Income taxes............................................................         74        (73)      175       (44)
                                                                             ------     ------    ------    ------
     Earnings before minority interests.................................        209        117       357       170

Minority interests......................................................         82         24       128        36
                                                                             ------     ------    ------    ------
     Earnings from continuing operations................................        127         93       229       134

Loss from discontinued operations, net of taxes.........................        (25)       (37)      (55)      (66)
                                                                             ------     ------    ------    ------

     Net earnings.......................................................     $  102     $   56    $  174    $   68
                                                                             ======     ======    ======    ======

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

                         HOECHST CELANESE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                         --------
                                                                                                    1995      1994
                                                                                                    ----      ----
                                                                                                     (IN MILLIONS)
Operating activities:
 Earnings from continuing operations.............................................................   $ 229   $   134
 Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
     Depreciation and amortization...............................................................     242       222
     Change in equity of affiliates..............................................................      (3)        5
     Tax provision less taxes paid...............................................................      70      (140)
     Changes in operating assets and liabilities:
        Net receivables..........................................................................    (268)      (34)
        Inventories..............................................................................     (73)       34
        Prepaid expenses.........................................................................     (35)      (22)
        Accounts payable and accrued liabilities.................................................     210       212
        Other, net...............................................................................      61         4
 Net cash provided by (used in) operating activities of discontinued operations..................     165      (201)
                                                                                                    -----     -----
           Net cash provided by operating activities.............................................     598       214
                                                                                                    -----   -------
Investing activities:
 Capital expenditures............................................................................    (270)     (201)
 Proceeds from sale of marketable securities.....................................................      15        41
 Proceeds from sale of businesses and assets.....................................................       4         -
 Purchases of marketable securities..............................................................     (18)      (41)
 Net cash used in investing activities of discontinued operations................................     (17)       (3)
                                                                                                    -----   -------
           Net cash used in investing activities.................................................    (286)     (204)
                                                                                                    -----   -------
Financing activities:
 Proceeds from long-term debt....................................................................       -       448
 Proceeds from short-term borrowings.............................................................     624     2,276
 Payments on long-term debt......................................................................     (15)     (272)
 Payments on short-term borrowings...............................................................    (579)   (2,369)
 Dividends paid..................................................................................     (60)      (70)
                                                                                                    -----   -------
           Net cash (used in) provided by financing activities...................................     (30)       13
                                                                                                    -----   -------
Exchange rate changes on cash....................................................................     (24)      (18)

     Net increase in cash and cash equivalents...................................................     258         5

Cash and cash equivalents at beginning of period.................................................     170       167
                                                                                                    -----   -------
Cash and cash equivalents at end of period.......................................................   $ 428   $   172
                                                                                                    =====   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest, net of amounts capitalized............................   $  50   $    78
                                 Income taxes....................................................     102       101

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

                         HOECHST CELANESE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     Hoechst Celanese Corporation (the "Company") is wholly owned by Hoechst Corporation ("Parent"), a holding company, itself a wholly owned subsidiary of Hoechst Aktiengesellschaft ("Hoechst AG").

     The consolidated financial statements are unaudited and subject to year-end audit and adjustments. In the opinion of management, the financial statements include all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for the interim periods reported. Results for the three month and six month periods ended June 30, 1995 are not necessarily indicative of the results that will be realized for the full year. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, joint ventures and partnerships.

(2) DISCONTINUED OPERATIONS

     On July 18, 1995, Hoechst Corporation, the Company's parent, completed the acquisition of Marion Merrell Dow Inc. ("MMD"). In line with Hoechst AG's worldwide strategy, the pharmaceutical operations in North America will be realigned under Hoechst Corporation. Accordingly, the Company's management approved a formal plan to transfer its interests in Copley Pharmaceutical Inc. and Hoechst Roussel Pharmaceuticals Inc. to its Parent or the subsidiaries of its Parent. The Company has reflected the operating results of these businesses as discontinued operations in the accompanying consolidated financial statements. The transfer of the carrying value of the net assets of these businesses will be made effective July 1, 1995. Accordingly, the Company will be reimbursed by it's Parent for any costs, including operating losses, the Company might incur associated with the strategic realignment of the pharmaceutical operations. Beginning this quarter, the Company will eliminate its "Life Sciences" segment. The other businesses formerly reported under "Life Sciences", Animal Health, Crop Protection and Bulk Pharmaceuticals, will be included in the Specialties and Advanced Materials segment.

     The 1994 consolidated financial statements have been restated to conform to the 1995 presentation. The combined net sales of the pharmaceutical business for the three- and six-month periods ended June 30, 1995 and 1994 were $ 119 million, $ 215 million and $ 101 million, $179 million, respectively.

PART I - FINANCIAL INFORMATION

(3) INVENTORIES

                                                                JUNE 30,           DECEMBER 31,
                                                                 1995                 1994
                                                            ---------------    ------------------
                                                                        (IN MILLIONS)

Finished goods...............................................     $  747             $ 673
Work-in-process..............................................         98                90
Raw materials and supplies...................................        205               213
                                                                  ------             -----
    Subtotal.................................................      1,050               976
Excess of current costs over stated values...................        (90)              (75)
                                                                  ------             -----
    Total inventories........................................     $  960             $ 901
                                                                  ======             =====

(4) COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in a number of lawsuits, including product liability and personal injury actions. Certain of these lawsuits purport to be, or have been preliminarily certified as, class actions. In some of these lawsuits, claimed damages are substantial. While it is impossible at this time to determine with certainty the ultimate outcome of the lawsuits, management believes, based on the advice of counsel, that adequate provisions have been made for probable losses with respect thereto and that the ultimate outcome will not have a material adverse effect on the consolidated financial position, or results of operations of the Company.

     The Company and Shell Oil Company ("Shell") agreed to settle a nationwide class action in Tennessee state court that would provide replumbings, and payments for certain damages, to qualifying homeowners with leaking polybutylene plumbing systems throughout the United States. The Tennessee state court gave preliminary approval to the settlement which would commit the two participating companies to spend up to $850 million for claims over a multi-year period. The settlement is subject to additional court approval. The final sharing allocation with Shell will be determined at a later date.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FIANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     On July 18, 1995, Hoechst Corporation, the Company's parent, completed the acquisition of Marion Merrell Dow Inc. ("MMD"). In line with the worldwide strategy of Hoechst Aktiengesellschaft, ("Hoechst AG"), the pharmaceutical operations in North America will be realigned under Hoechst Corporation. Accordingly, the Company's management approved a formal plan to transfer its interest in Copley Pharmaceutical Inc. and Hoechst Roussel Pharmaceuticals Inc. to its Parent or the subsidiaries of its Parent. The Company has reflected the operating results of these businesses as discontinued operations in the accompanying consolidated financial statements. The transfer of the carrying value of the net assets of these businesses will be made effective July 1, 1995. Accordingly, the Company will be reimbursed by it's Parent for any costs, including operating losses, the Company might incur associated with the strategic realignment of the pharmaceutical operations. Beginning this quarter, the Company will eliminate its "Life Sciences" segment. The other businesses formerly reported under "Life Sciences", Animal Health, Crop Protection and Bulk Pharmaceuticals, will be included in the Specialties and Advanced Materials segment.

     Sales for the first six months of 1995 increased by 19% to $4,057 million from $3,409 million for the comparable 1994 period, and sales for the second quarter of 1995 increased by 12% to $2,100 million from $1,876 million in 1994. The most marked sales improvements were realized in the Chemicals and Fibers and Film segments. The Chemicals segment sales improved for both the second quarter and six-months with all product lines showing favorability over the prior
periods with the most notable improvement in methanol.   Sales increased as a
result of acetic acid and vinyl acetate monomer and acrylate volumes and
favorable  pricing improvements due to strong market demand.   The Fibers and
Film segment experienced sales growth over the comparable 1994 periods. In Textile Fibers, polyester staple sales volume rose due to the continuing strong demand for manufactured fiber in cotton blends and pricing increases to cover higher raw material costs. This improvement more than offset volume decreases in acetate filament caused by the continued softness in the overall women's wear
market.   The Technical Fibers group experienced sales growth for both the second quarter and six months due to filter products volumes, particularly to the Far East, and improved spunbond volumes in the geotextile market as a result of increased construction activity. Polyester Resins and Films sales increased for both the second quarter and six months as a result of strong demand for polyester film in the industrial and reprographic markets as well as continued high demand in polyester resins. The Specialties and Advanced Materials segment showed sales improvements for the six months but experienced a decline in sales for the second quarter as sales gains in Advanced Materials were not enough to offset the decline in Specialty Chemicals' sales and the 1994 effect of consolidating the AgrEvo joint venture. In Advanced Materials, overall sales improvements versus the comparable periods of 1994 resulted from favorable sales volumes across most product lines for both periods largely resulting from continued strong domestic and export demand, further commercialization of products and the benefit of a strong economy. Specialty Chemicals experienced a downturn in sales for the second quarter but improved for the six months. For the three-month period, the decline stemmed primarily from price volume declines in dyes and superabsorbants resulting from intense competition, and reduced volumes resulting from the sale of a product line in separations. These declines were too large to be countered by the improved domestic volumes in surfactants, fine chemicals and bulk pharmaceuticals and intermediates. For the six-month period, improvements in animal health resulting from volume increases in growth promotants for cattle and the introduction of new crop protection products were more than enough to offset declines in dyes and separation products.

     Selling, general and administrative expenses ("SG&A") increased by $28 million for the six-month period and decreased $19 million for the second quarter over the comparable 1994 time frames. The increase for the six months resulted from higher personnel related costs associated with higher profit sharing and inflationary increases.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Research and development expenses remained flat for the three-month period and increased by $12 million for the six months. This increase was primarily in the Advanced Technology segment.

     Operating income for the six-month period of $503 million was $338 million greater than the prior year. Operating income for the second quarter increased by $181 million to $243 million. Both periods improved over the comparable 1994 periods resulting from a 1994 second quarter charge of $70 million, net of estimated insurance recoveries, related to product liability claims (Refer to December 31, 1994 Form 10-K, Part II, Item 7.) as well as improvements in all operating segments. In the Chemicals segment, the significant increase in sales for both periods had resulted from increased volumes and pricing, particularly in methanol, which more than offset the higher raw material costs in ethylene and propylene. Improvements in the Fibers and Film segment over prior year periods were led by Textile Fibers and Polyester Resins and Films. In Textile Fibers, operating income improved for both the three- and six-month periods as decreased demand for acetate filament along with increased raw material costs were offset by the favorable sales impact of the staple pricing and volume improvements. Although the cost of raw materials increased, higher filter product sales volumes for Technical Fibers resulted in increased operating income over the same periods last year. This is mainly a timing issue for the tow shipments. The operating income for Polyester Resins and Films improved over the prior quarter and six months due to higher sales volumes in polyester film and polyester resins which were partially offset by increased raw material prices for major raw materials. In the Specialties and Advanced Materials segment, Advanced Materials strong volumes caused by increasing demand in most product lines improved operating income over the comparable 1994 periods. Specialty Chemicals' operating income declined for both periods as the result of higher material and manufacturing costs in surfactants, superabsorbants and specialty and paper chemicals, as well as price and volume declines for dyes and superabsorbants which more than offset the improvements in crop protection and animal health as the result of their introduction of new products.

     Equity in net earnings (loss) of affiliates improved for both periods due to increased earnings in a 45% owned affiliate, which sells copolymer and resins resulting from improved sales and the effect of the weakening of the U.S. dollar against the Japanese yen.

     The effective tax rate decreased for the six-month and second quarter from the comparable 1994 periods. The decrease is primarily attributable to Non-U.S. earnings taxed at lower rates representing a larger proportion of total earnings.

     As a result of the significant devaluation of the Mexican New Peso in December of 1994, the equity section of the Company was negatively impacted for the six month period ending June 30, 1995 by approximately $40 million due to the translation effect of the Company's 40% ownership of Grupo Celanese, S.A. (formerly Celanese Mexicana, S.A.). The Company is uncertain about the potential unfavorable impact of future fluctuations of the Mexican peso.

     The Company and Shell Oil Company ("Shell") agreed to settle a nationwide class action in Tennessee state court that would provide replumbings, and payments for certain damages, to qualifying homeowners with leaking polybutylene plumbing systems throughout the United States. The Tennessee state court gave preliminary approval to the settlement which would commit the two participating companies to spend up to $850 million for claims over a multi-year period. The settlement is subject to additional court approval. The final sharing allocation with Shell will be determined at a later date. (Refer to Part II Item I of this quarterly report.)

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

RATIO OF EARNINGS TO FIXED CHARGES

     The ratio of earnings to fixed charges for the second quarter and six months of 1995 was 10.0 and 9.9, respectively, compared to 2.1 and 2.9 for the 1994 periods. The increase for both periods was due to the strong earnings from continuing operations, driven by higher sales volumes. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from operations before fixed charges, minority interests, income taxes and loss from discontinued operations. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $428 million on June 30, 1995, an increase of $258 million from December 31, 1994. The increase primarily resulted from net cash provided by operations of $598 million, partially offset by $270 million expenditures for capital projects, and financing activities of $ 30 million.

     For the six month period ended June 30, 1995, the Company borrowed $462 million and repaid $462 under its commercial paper program and its revolving credit agreement with its Parent. There were no outstanding balances under the Company's commercial paper program or its revolving credit agreement at June 30, 1995.

     The Company had an aggregate $175 million outstanding of its medium-term notes as of June 30, 1995. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds of any medium-term notes to be sold will be used for general corporate purposes.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     Regarding the Plumbing Actions against the Company described in Part I,
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "Company's 1994 Annual Report"), the Company is now a named defendant in forty-four putative class actions, six of which have been certified as class actions, as well as a defendant in other non-class actions filed in twelve states. In these Plumbing Actions the plaintiffs typically seek recovery for alleged property damages, and, in certain cases, additional damages under the Texas Deceptive Trade Practices Act. The other defendants include United States Brass Corporation ("U.S. Brass"), Vanguard Plastics, Inc. ("Vanguard"), Shell Oil Company ("Shell") and E. I. duPont deNemours & Co., Inc. ("duPont"). Damage amounts are not specified. The plumbing systems were designed and manufactured primarily by U.S. Brass and Vanguard. The pipe was made from polybutylene resin supplied by Shell. The Company sold acetal copolymer resin and duPont sold acetal homopolymer resin to other companies who manufactured the fittings used in the plumbing systems. The class actions and the purported class actions are in the Superior Court of California, Santa Cruz County (one case), the Circuit Court of the Fifth Judicial Circuit, Florida, Marion County (one case), the Circuit Court of the Eleventh Judicial Circuit, Florida, Dade County (one case) the Superior Court of Georgia, Fulton County (two cases), the Superior Court of Indiana, Marion County (one case), the District Court of Iowa, Polk County (one case), the 18th Judicial District of Louisiana, Iberville Parish (one case), the Civil District Court of Louisiana, Orleans Parish (one case), the Circuit Court of Michigan, Wayne County (one case), the Court of Common Pleas of Ohio, Montgomery County (one case), the Circuit Court of Oregon, Multnomah County (one case), the Court of Common Pleas of Pennsylvania (1st Judicial District ), Philadelphia County (one case), the Court of Common Pleas of South Carolina, Beaufort County (one case), the Court of Common Pleas of South Carolina, Charleston County (one case), the Chancery Court for Tennessee, Obion County (one case), the Circuit Court of Wisconsin, Milwaukee County (one case), as well as the courts listed in the Company's 1994 Annual Report.

     The Company has objected to and/or is appealing the certification orders in the six certified state court class actions. Most recently, on August 3, 1995, the Company filed an appeal of the June 30, 1995 order of the Alabama state court (Circuit Court, Green County) certifying a nationwide trial class against the Company and Shell in the Alabama state court class action. In that same action, duPont reached a settlement with plaintiffs and the Alabama state court preliminarily approved a nationwide settlement class against duPont.

     On July 31, 1995, the Company together with Shell agreed to and announced a settlement with plaintiffs of the nationwide class action pending in Tennessee state court, which settlement provides replumbings, and payments for certain damages, to qualifying homeowners with leaking polybutylene plumbing systems throughout the United States. The Tennessee state court has granted preliminary approval to the settlement, and notice of it has been disseminated to purported class members around the country. The settlement requires the two participating companies to commit to spend up to $850 million for claims over a multi-year period which the Company estimates will end in 2003. The settlement also provides an assignment (or, in some instances, a partial assignment) to the two participating companies of plaintiffs' claims against all other persons (including duPont) relating to the subject matter of the settlement. The settlement is subject to additional court approval. Shell and the Company have also entered into settlement agreements subject to, among other things, additional court approval in two of the pending California class actions which cover homes in San Diego County. The agreements provide for the repair of leaking plumbing systems.

     The Company is not liable for any alleged defects in such systems which were designed, manufactured and marketed by other companies. Nonetheless, the Company has agreed to participate in the proposed settlements described above to reduce litigation expenses and to provide relief to qualifying homeowners with polybutylene plumbing problems.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 -K

(A) NONE REQUIRED.

(B) FORM 8-K

     During the quarter ended June 30, 1995, no reports on Form 8-K were filed.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this form 10-Q has been signed on behalf of the Registrant by its Chief Accounting Officer who is authorized to sign on behalf of the Registrant.

                                         Hoechst Celanese Corporation


                                      /s/R. W. Smedley
                                         Vice President and Controller

August 14, 1995