Form 10-Q
period 1995-09-30
HOECHST CELANESE CORP
filed 1995-11-14
CIK 812427

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

   [ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


              For the quarterly period ended September 30, 1995

   [___]      Transition report Pursuant to Section 13 or
              15(d) of the Securities Exchange Act of 1934


              For the period from __________ to __________


                        Commission File Number 33-13326

                                 _____________

                          HOECHST CELANESE CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                         13-5568434
    (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification No.)


 1041 ROUTE 202-206
 BRIDGEWATER, NEW JERSEY                                       08807
 (Address of principal executive                            (Zip Code)
  offices)

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

                                                            Yes___X___  No______


 All outstanding shares of Hoechst Celanese Corporation stock are owned by its parent, Hoechst Corporation.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                          PAGE

Item 1 - Consolidated Financial Statements

  Consolidated Balance Sheets - September 30, 1995 and December 31, 1994.............................     3

  Consolidated Statements of Earnings -
    Three months and nine months ended September 30, 1995 and 1994...................................     4

  Consolidated Statements of Cash Flows -
    Nine months ended September 30, 1995 and 1994....................................................     5

  Notes to Consolidated Financial Statements.........................................................     6

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations........     8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...........................................................................     12

Item 6 - Exhibits and Reports on Form 8 - K .........................................................     13

NOTE : The Registrant is referred to in this 10-Q as the Company or Hoechst Celanese.

PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                         HOECHST CELANESE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                          SEPTEMBER 30,   DECEMBER 31,
                                               1995           1994
                                          --------------  ------------
                                                  (IN MILLIONS)
ASSETS

Current Assets:
Cash and cash equivalents..............         $   498        $   170
Marketable securities..................              54             39
Net receivables........................           2,029          1,286
Inventories............................             964            901
Deferred income taxes..................             129             95
Prepaid expenses.......................              31             20
                                                -------        -------
Total current assets...................           3,705          2,511
                                                -------        -------

Investment in affiliates...............             453            376

Property, plant and equipment..........           4,588          4,504
Accumulated depreciation and...........          (1,854)        (1,712)
 amortization                                   -------        -------
Net property, plant and equipment......           2,734          2,792

Deferred income taxes..................              44             75
Other assets...........................             336            393
Excess of cost over fair value of net..             995          1,023
 assets of businesses acquired, net
Net assets of discontinued operations..             152            748
 held for distribution                          -------        -------
Total assets...........................         $ 8,419        $ 7,918
                                                =======        =======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Commercial paper and current...........         $    45        $    36
 installments of long-term debt
Accounts payable and accrued liabilities          1,368          1,267
Dividends payable to parent............               -             60
Notes and accounts payable, parent and              597            593
 affiliates
Income taxes payable...................             386            249
                                                -------        -------
Total current liabilities..............           2,396          2,205
                                                -------        -------

Long-term debt.........................           1,050          1,080
Minority interests.....................             408            347
Other liabilities......................           1,171          1,122

Stockholder's equity:
Common stock...........................               -              -
Additional paid-in capital.............           2,804          2,804
Retained earnings......................             689            409
Cumulative translation and other.......             (99)           (49)
 adjustments                                    -------        -------
Total stockholder's equity.............           3,394          3,164
                                                -------        -------

Total liabilities and stockholder's....         $ 8,419        $ 7,918
 equity                                         =======        =======

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

                          HOECHST CELANESE CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                                   -------------          -------------
                                                                 1995         1994       1995       1994
                                                                 ----         ----       ----       ----
                                                                  (IN MILLIONS)           (IN MILLIONS)


Net sales                                                        $1,945        $1,772     $6,002    $5,181
Cost of sales.................................................    1,469         1,405      4,522     4,118
                                                                 ------        ------     ------    ------
Gross profit..................................................      476           367      1,480     1,063

Selling, general and administrative...........................      227           176        623       544
 expenses
Research and development expenses.............................       52            53        157       146
Special charge................................................        -             -          -        70
                                                                 ------        ------     ------    ------
Operating income..............................................      197           138        700       303

Equity in net earnings (loss) of..............................        1             -          5        (1)
 affiliates
Interest expense..............................................      (27)          (28)       (85)      (84)
Interest and other income, net................................       58            11        141        29
                                                                 ------        ------     ------    ------
Earnings before income taxes and..............................      229           121        761       247
 minority interests

Income taxes..................................................       78            30        253       (14)
                                                                 ------        ------     ------    ------
Earnings before minority interests............................      151            91        508       261

Minority interests............................................       45            33        173        69
                                                                 ------        ------     ------    ------
Earnings from continuing operations...........................      106            58        335       192

Loss from discontinued operations, net........................        -           (34)       (55)     (100)
 of taxes                                                        ------        ------     ------    ------

Net earnings..................................................   $  106        $   24     $  280    $   92
                                                                 ======        ======     ======    ======

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

                          HOECHST CELANESE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                        ------------
                                                       1995      1994
                                                       ----      ----
                                                        (IN MILLIONS)


Operating activities:
Earnings from continuing operations.................    $ 335    $   192
Adjustments to reconcile earnings from
 continuing operations to net cash
 provided by operating activities:
Depreciation and amortization.......................      338        350
Change in equity of affiliates......................       (4)         8
Tax provision less taxes paid.......................       98       (185)
Changes in operating assets and
 liabilities:
Net receivables.....................................     (262)       (51)
Inventories.........................................     (106)        79
Prepaid expenses....................................      (12)        (1)
Accounts payable and accrued liabilities............      121        158
Minority interest..................................        42         16
Other, net.........................................       180        (19)
Net cash provided by (used in)
 operating activities of discontinued..............        79       (233)
 operations                                             -----    -------
Net cash provided by operating.....................       809        314
 activities                                             -----    -------

Investing activities:
 Capital expenditures..............................       (341)      (329)
 Proceeds from sale of marketable
  securities.......................................         32         58
 Proceeds from sale of
  businesses and assets............................          2          -
 Purchases of and investments in
  businesses and assets............................          -        (15)
 Purchases of marketable securities................        (44)       (54)
  Net cash used in investing activities............        (19)          -
  of discontinued operations                            ------    -------
 Net cash provided by (used in)                           (370)      (340)
  investing activities                                  ------    -------

Financing activities:
 Proceeds from long-term debt                                -        478
 Proceeds from short-term borrowings                       658      3,050
 Payments on long-term debt                                (30)      (272)
 Payments on short-term borrowings                        (650)    (3,037)
 Dividends paid                                            (60)       (70)
                                                        ------     ------
  Net cash (used in) provided by
    financing activities...........................        (82)       149
                                                        ------    -------
Exchange rate changes on cash.....................         (29)       (12)

  Net increase in cash and cash
    equivalents....................................        328        111

Cash and cash equivalents at beginning
 of period.........................................        170        167
                                                        -----    -------
Cash and cash equivalents at end of                     $ 498    $   278
 period                                                 =====    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for:                        $ 106    $   124
 Interest, net of amounts capitalized
 Income taxes                                             134        130

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

     The consolidated financial statements are unaudited and subject to year-end audit and adjustments. In the opinion of management, the financial statements include all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for the interim periods reported. Results for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that will be realized for the full year. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, joint ventures and partnerships.

(2) DISCONTINUED OPERATIONS

     On July 18, 1995, Hoechst Corporation, the Company's parent, completed the acquisition of Marion Merrell Dow Inc. ("MMD"). In line with Hoechst AG's worldwide strategy, the pharmaceutical operations in North America are being realigned. Accordingly, the Company's management approved a formal plan to transfer its interests in Copley Pharmaceutical, Inc. and Hoechst-Roussel Pharmaceuticals Inc. to its Parent or the subsidiaries of its Parent. The Company has reflected the operating results of these businesses as discontinued operations in the accompanying consolidated financial statements. The transfer of the carrying value of the net assets of these businesses was effective July 1, 1995. Accordingly, the Company will be reimbursed by it's Parent for any costs, including operating losses, the Company might incur associated with the strategic realignment of the pharmaceutical operations. Beginning with second quarter 1995, the Company eliminated its Life Sciences segment. The other businesses formerly reported under Life Sciences, i.e. Animal Health, Crop Protection and Bulk Pharmaceuticals, are included in the Specialties and Advanced Materials segment.

     The 1994 consolidated financial statements have been restated to conform to the 1995 presentation. The combined net sales of the pharmaceutical business for the three- and nine-month periods ended September 30, 1994 were $ 117 million and $296 million, respectively. The combined net sales for the pharmaceutical business for the nine-months ended September 30, 1995 were $215 million.

PART I - FINANCIAL INFORMATION

(3) INVENTORIES




                                          SEPTEMBER 30,   DECEMBER 31,
                                             1995           1994
                                          ------------    ------------
                                                     (IN MILLIONS)
Finished goods..........................         $  755          $ 673
Work-in-process.........................             96             90
Raw materials and supplies..............            199            213
                                                 ------          -----
Subtotal................................          1,050            976
Excess of current costs over stated                 (86)           (75)
 values.................................         ------          -----
Total inventories.......................         $  964          $ 901
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

          On November 7, 1995, the Company and Shell Oil Company ("Shell") announced an agreement with the Alabama plaintiffs in the Alabama state court class action to include the Alabama class action within the nationwide class action pending in Tennessee state court. The Agreement included an increase in the settlement amount to $950 million. This comprehensive settlement would eliminate the conflict between the Tennessee class action settlement and the Alabama state court class action litigation. On November 8, 1995 the judge in the Tennessee class action approved the fairness of the comprehensive settlement. The settlement would provide broad relief to substantially all homeowners with leaking polybutylene systems. Qualifying property owners would be entitled to new plumbing systems of their choice, free of charge, and payments for certain proven property damages.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          On July 18, 1995, Hoechst Corporation, the Company's parent, completed the acquisition of Marion Merrell Dow Inc. ("MMD"). In line with the worldwide strategy of Hoechst Aktiengesellschaft, ("Hoechst AG"), the pharmaceutical operations in North America are being realigned. Accordingly, the Company's management approved a formal plan to transfer its interest in Copley Pharmaceutical, Inc. and Hoechst-Roussel Pharmaceuticals Inc. to its Parent or the subsidiaries of its Parent. The Company has reflected the operating results of these businesses as discontinued operations in the accompanying consolidated financial statements. The transfer of the carrying value of the net assets of these businesses was effective July 1, 1995. Accordingly, the Company will be reimbursed by it's Parent for any costs, including operating losses, the Company might incur associated with the strategic realignment of the pharmaceutical operations. Beginning with second quarter 1995, the Company eliminated its Life Sciences segment. The other businesses formerly reported under Life Sciences, i.e., Animal Health, Crop Protection and Bulk Pharmaceuticals, are included in the Specialties and Advanced Materials segment.

          Sales for the first nine months of 1995 increased by 16 % to $ 6,002 million from $5,181 million for the comparable 1994 period, and sales for the third quarter of 1995 increased by 10% to $1,945 million from $1,772 million in 1994. The largest sales improvements were realized in the Chemicals and Fibers and Film segments. The Chemicals segment sales improved for both the third quarter and nine months with most major product lines showing favorability over the prior periods with the most notable improvement in acetyls. Both vinyl acetate monomers and acetic acid product lines continued to see strong demand and pricing for the nine months of 1995. Although some softness in the market was noticed in the third quarter 1995 from the prior quarters, these products were favorable over the same prior year period. The Fibers and Film segment experienced sales growth over the comparable 1994 periods. In Textile Fibers, polyester staple sales volume rose for the nine months due to the continuing strong demand for manufactured fiber in cotton blends and pricing increases to cover higher raw material costs. This improvement more than offset volume decreases in acetate filament caused by the continued softness in the overall
women's wear market.   The Technical Fibers group experienced sales growth for
both the third quarter and nine months due to filter products volumes, particularly to the Far East, and improved spunbond volumes in the geotextile market as a result of increased construction activity. Polyester Resins and Films sales increased for both the third quarter and nine months as a result of strong demand for polyester film in the industrial and reprographic markets and increased volumes attributed to an announced October 1, 1995 price increase. Continued high demand in polyester resins also contributed to increased sales. The Specialties and Advanced Materials segment sales for both the third quarter and the nine months were comparable to the prior year, as sales gains in Advanced Materials offset the decline in Specialty Chemicals' sales. In Advanced Materials, overall sales improvements versus the comparable periods of 1994 resulted from favorable sales volumes across most product lines for both periods largely resulting from continued strong domestic and export demand, further commercialization of products and the benefit of a strong economy. Specialty Chemicals experienced a downturn in sales for the third quarter and the nine months. For the three-month period, the decline stemmed primarily from price and volume declines in superabsorbants resulting from intense competition, and a reduction in volumes due to the transfer of the dyes business to the DyStar joint venture and the sale of a product line within the separations business. These declines were too large to be countered by the improved domestic volumes in surfactants, fine chemicals and bulk pharmaceuticals and intermediates. For the nine-month period, improvements in animal health resulting from volume increases in growth promotants for cattle and the introduction of new crop protection products were more than enough to offset declines in superabsorbants and separation products.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

          Selling, general and administrative expenses ("SG&A") increased by $79 million for the nine-month period and increased $51 million for the third quarter over the comparable 1994 time period. The increases resulted from higher personnel related costs associated with higher profit sharing and increased reengineering spending especially in the Fibers area.

          Research and development expenses remained at the same levels for the three-month period and increased by $11 million for the nine-months. This increase was primarily in the Advanced Technology segment.

          Operating income for the nine-month period of $700 million was $397 million greater than the comparable period in the prior year. Operating income for the third quarter increased by $59 million to $197 million. The nine months improved over the comparable 1994 periods resulting from a 1994 second quarter charge of $70 million, net of estimated insurance recoveries, related to product liability claims (Refer to December 31, 1994 Form 10-K, Part II, Item 7.) as well as improvements in all operating segments. In the Chemicals segment, the significant increase in sales for both periods resulted from increased volumes and pricing, particularly in methanol, which more than offset the higher raw material costs for ethylene and propylene. Improvements in the Fibers and Film segment over prior year periods were led by Technical Fibers and Polyester Resins and Films. In Textile Fibers, operating income decreased for both the three and nine-month periods as demand for acetate filament declined, offsetting volume increases in sewing thread. Although the cost of raw materials increased, higher filter product sales volumes for Technical Fibers resulted in increased operating income over the same periods last year. This increase is mainly due to the timing of tow shipments. The operating income for Polyester Resins and Films improved over the prior quarter and nine months due to higher sales volumes in polyester film and polyester resins which were partially offset by price increases for major raw materials. In the Specialties and Advanced Materials segment, Advanced Materials strong volumes increased because of demand in most product lines resulting in improved operating income over the comparable 1994 periods. Specialty Chemicals' operating income declined for both periods as the result of higher raw material and manufacturing costs in surfactants, superabsorbants and specialty and paper chemicals, as well as price and volume declines for dyes and superabsorbants which more than offset the improvements in crop protection and animal health, the result of the introduction of new products.

          Equity in net earnings (loss) of affiliates improved for both periods due to increased earnings in a 45% owned affiliate, which sells copolymer and resins resulting from improved sales and the effect of the weakening of the U.S. dollar against the Japanese yen.

          Interest and other income reflects the gain associated with transferring the Company's methanol production assets at the Clear Lake, TX. plant and forming a joint venture with Valero Javelina Company which started up in the third quarter 1995.

          The effective tax rate increased for the nine-months and third quarter from the comparable 1994 periods. The increase is primarily attributable to U.S. earnings taxed at higher rates representing a larger proportion of total earnings.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

          Due to the significant devaluation of the Mexican New Peso in December 1994 and its continued weakening against the U.S. dollar throughout 1995, the equity section of the Company was negatively impacted for the nine-month period ending September 30, 1995 by approximately $50 million from the translation effect of the Company's 40% ownership of Grupo Celanese, S.A. (formerly Celanese Mexicana, S.A.). The Company is uncertain about the potential unfavorable impact of future fluctuations of the Mexican peso.

          On November 7, 1995, the Company and Shell Oil Company ("Shell") announced an agreement with the Alabama plaintiffs in the Alabama state court class action to include the Alabama class action within the nationwide class action pending in Tennessee state court. The Agreement included an increase in the settlement amount to $950 million. This comprehensive settlement would eliminate the conflict between the Tennessee class action settlement and the Alabama state court class action litigation. On November 8, 1995 the judge in the Tennessee class action approved the fairness of the comprehensive settlement. The settlement would provide broad relief to substantially all homeowners with leaking polybutylene systems. Qualifying property owners would be entitled to new plumbing systems of their choice, free of charge, and payments for certain proven property damages.

RATIO OF EARNINGS FROM CONTINUING OPERATIONS TO FIXED CHARGES

          The ratio of earnings to fixed charges for the third quarter and nine months of 1995 was 7.2 and 7.9, respectively compared to 4.7 and 3.3 for the 1994 periods. The increase for both periods was due to the strong earnings from continuing operations. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before fixed charges, minority interests and income taxes. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents were $498 million on September 30, 1995, an increase of $328 million from December 31, 1994. The increase primarily resulted from net cash provided by operations of $809 million, partially offset by $ 370 million from investing activities, and $82 million from financing activities.

          For the nine-month period ended September 30, 1995, the Company borrowed $462 million and repaid $462 under its commercial paper program and its revolving credit agreement with its Parent. There were no outstanding balances under the Company's commercial paper program or its revolving credit agreement at September 30, 1995. The Company also prepaid $25 million on its 5-year term loan with its Parent.

          The Company had an aggregate $175 million outstanding of its medium-term notes as of September 30, 1995. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds of any medium-term notes to be sold will be used for general corporate purposes.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          Regarding the class action lawsuit pending against the Company relating to shipments of allegedly toxic waste to a waste oil processing site in Livingston Parish, Louisiana, described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, the trial judge, at a fairness hearing held in September 1995, approved a settlement which includes the Company's share of two million dollars and is expected to resolve the Company's liabilities to all members of the plaintiff class certified by the court, other than a limited number of parties who elected to opt out of the class. Prior to the settlement, the trial judge amended the class definition to include all residents of Livingston Parish, approximately 70,000 people.

          Reference is made to Part 2, Item 1 - Legal Proceedings of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995, for a discussion regarding the Plumbing Actions against the Company which were previously described in Part 1, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "Company's 1994 Annual Report").

          On November 7, 1995, the Company and Shell Oil Company ("Shell") announced an agreement with the Alabama plaintiffs in the Alabama state court class action to include the Alabama class action within the nationwide class action pending in Tennessee state court. The Agreement included an increase in the settlement amount to $950 million. This comprehensive settlement would eliminate the conflict between the Tennessee class action settlement and the Alabama state court class action litigation. On November 8, 1995 the judge in the Tennessee class action approved the fairness of the comprehensive settlement. The settlement would provide broad relief to substantially all homeowners with leaking polybutylene systems. Qualifying property owners would be entitled to new plumbing systems of their choice, free of charge, and payments for certain proven property damages.

          The Company is not liable for any alleged defects in such systems which were designed, manufactured and marketed by other companies. Nonetheless, the Company has agreed to participate in the proposed settlements described above to reduce litigation expenses and to provide relief to qualifying homeowners with polybutylene plumbing systems.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) NONE REQUIRED.

(b) FORM 8-K

          During the quarter ended September 30, 1995, no reports on Form 8-K were filed.

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

November 14, 1995