Form 10-K
period 1995-12-31
HOECHST CELANESE CORP
filed 1996-03-21
CIK 812427

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

(Mark One)
/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

     For the Fiscal Year ended December 31, 1995

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from              to
                                    ------------    ------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant. All voting stock is held by an affiliate of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 1, 1996 there were 10,000 shares of Hoechst Celanese Corporation common stock outstanding. All of such shares are owned by the registrant's parent, Hoechst Corporation.

NOTE: Unless the context otherwise requires, when used in this 1995 Annual Report on Form 10-K ("10-K") "Hoechst Celanese" and the "Company" includes the consolidated corporation or any one or more of its subsidiaries, divisions or joint ventures, as applicable.



                               TABLE OF CONTENTS


ITEM                                                                 PAGE

                                    PART I

        1.      Business                                               1
        2.      Properties                                             8
        3.      Legal Proceedings                                      9
        4.      Submission of Matters to a Vote of Security Holders   11


                                    PART II

        5.      Market for Registrant's Common Equity and
                 Related Stockholder Matters                          12
        6.      Selected Financial Data                               12
        7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  12
        8.      Financial Statements                                  19
        9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                  44


                                   PART III

        10.     Directors and Executive Officers of the Registrant    44
        11.     Executive Compensation                                47
        12.     Security Ownership of Certain Beneficial Owners
                 and Management                                       50
        13.     Certain Relationships and Related Transactions        50


                                    PART IV

        14.     Exhibits and Reports on Form 8-K                      51

                                      (i)

                                    PART I

ITEM 1. BUSINESS

The Company

The Company was formed in 1918 and was renamed Hoechst Celanese Corporation in February 1987. The Company manufactures and sells, principally to industrial customers, a diversified line of products including textile and technical fibers; acetate cigarette filter tow; specialty and bulk chemicals and bulk pharmaceuticals; engineering plastics; pigments; and polyester film. The Company's operations are currently segmented as follows: Chemicals; Fibers and Film; Specialties and Advanced Materials (comprised of the Advanced Materials Group and Specialty Chemicals Group); and Advanced Technology.

The Company is wholly owned by Hoechst Corporation, which in turn is wholly owned by Hoechst Aktienge-sellschaft ("Hoechst AG"), a large chemical and pharmaceutical company headquartered in Frankfurt, Federal Republic of Germany. Hoechst AG and its consolidated entities (the "Hoechst Group") consist of over 406 companies. The Hoechst Group operates in more than 102 countries. The Hoechst Group's sales in 1995 were approximately $36.5 billion. See "Certain Relationships and Related Transactions." The Hoechst Group is one of the largest manufacturers of prescription drugs and one of the four largest producers and marketers of chemicals and chemical-related products in the world.

On July 18, 1995, Hoechst Corporation completed the acquisition of Marion Merrell Dow Inc. (which was renamed Hoechst Marion Roussel, Inc. ["HMRI"]). In line with the worldwide strategy of Hoechst AG, the pharmaceutical operations in North America have been realigned. Accordingly, the Company's management approved a formal plan to transfer its interest in Copley Pharmaceutical, Inc. and Hoechst-Roussel Pharmaceuticals Inc. to Hoechst Corporation or the subsidiaries of Hoechst Corporation. The transfer of the carrying value of the net assets of these businesses was effective July 1, 1995. Accordingly, the Company will be reimbursed by Hoechst Corporation for any costs, including operating losses, the Company might incur associated with the strategic realignment of the pharmaceutical operations. Beginning with the second quarter of 1995, the Company eliminated its Life Sciences segment. In addition, in the fourth quarter 1995, the Company transferred its interest in Agri-Vet Inc., which owns the Company's interest in Hoechst-Roussel Agri-Vet Company and AgrEvo USA Company, to Hoechst Corporation. The Company has reflected the operating results of all of these businesses as discontinued operations in the accompanying consolidated financial statements.

The Company's principal executive offices are located at 1041 Route 202-206, Bridgewater, New Jersey 08807; its mailing address is Route 202-206, Post Office Box 2500, Somerville, New Jersey 08876-1258; and its telephone number is
(908) 231-2000.


DESCRIPTION OF BUSINESS SEGMENTS

CHEMICALS SEGMENT

This segment consists of Hoechst Celanese Chemical Group, Ltd. ("HCCGL"), the chemical operations of Grupo Celanese S.A. and the chemical operations of Celanese Canada Inc. The Company entered the petrochemical field in the United States in 1945, primarily to obtain supplies of acetic acid and related chemical raw materials for its fibers operations. As its internal chemical usage expanded and additional products were developed, the segment began selling chemicals to others. This segment employs approximately 3,700 people and produces more than 60 different chemicals.

The segment produces chemicals by upgrading hydrocarbons such as ethylene, propylene, natural gas and butane. The hydrocarbon raw materials are purchased on the open market, principally under long-term contracts.

The major chemicals produced fall into two broad product groups: (1) methyl chemicals, oxo-alcohols and solvents; and (2) acetyl chemicals and monomers. Methyl chemicals are principally used in plastics, polyesters, adhesives, solvents, synthetic lubricants, fuel additives and coatings. Oxo-alcohols and solvents are principally used in surfactants, coatings, rocket propellants, antifreeze, herbicides and polyesters. Monomers and acetyl chemicals are primarily used in water-based paints, adhesives, textile finishes, paper coatings, manufactured fibers, pharmaceuticals, herbicides and plastics.

With respect to substantially all of its major products, this segment is either the largest or second largest United States merchant market supplier. Other major United States producers are: of methyl chemicals, Borden, Inc., du Pont de Nemours & Co., Inc. ("duPont"), Georgia-Pacific Corporation and Hercules Incorporated; of alcohols, duPont, Eastman Chemical Products, Inc. ("Eastman"), Shell Oil Company and Union Carbide Corporation; and of monomers and acetyl chemicals, BASF, duPont, Eastman, Quantum Chemical Corporation, Rohm and Haas Co. and Union Carbide Corporation.

Grupo Celanese S.A. is the sole or a major Mexican producer of a variety of products including vinyl acetate, acetic acid, acetic anhydride and acrylates. A substantial portion of the chemical production of Grupo Celanese S.A. is sold in the export market, in competition with world producers.

Celanese Canada Inc. is the sole or a major Canadian producer of acetic acid, acetic anhydride, formaldehyde, pentaerythritol and vinyl acetate monomer. A substantial portion of the chemical production of Celanese Canada Inc. is sold in the export market, in competition with world producers. Celanese Canada Inc. operates a world scale methanol unit at its Edmonton plant site in Alberta. The methanol operation is owned by Celanese Canada Inc. and the Company. Methanex Corporation is the largest Canadian producer of methanol.

As of December 1, 1994, Valero Javelina Company and HCCGL formed a 50/50 joint venture to restart the Clear Lake methanol unit. Operations commenced in September 1995.

Utilizing both acquired and internally developed technology, the segment is continually working to upgrade its chemical processes to improve energy, raw material and capital utilization. By producing a number of its major chemicals at different plant locations, the segment attempts to avoid or minimize the effect of production disruptions at any one location.

FIBERS AND FILM SEGMENT

This segment is comprised of the following business areas: Textile Fibers, Technical Fibers and Polyester Resins and Films. The Fibers and Film segment employs approximately 15,800 people and operates plants in the United States and abroad. The major product lines include: polyester staple, filament, resins, monofilament, spunbond and film; acetate filament and tow; purified terephthalic acid ("PTA"); dimethylterephthalate ("DMT"); polybenzimidazole ("PBI") and ethylene oxide/glycol. The Company is one of the largest producers of manufactured fibers in the United States. It is also one of the leading producers of polyester film. The Company conducts research and development, manufactures, markets and sells a combination of branded and unbranded resins, fibers and film products for a wide variety of end uses. The Company sells most of its fibers and yarns directly to textile mills, tire manufacturers, cigarette makers and other intermediate processors. Among the internationally registered trademarks are: Trevira(R), Celebrate!(R), Hostaphan(R) and Trespaphan (R).

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

The key raw materials used by the Fibers and Film segment in production are either supplied internally or purchased on the open market, generally under long-term contracts. Polyester fibers are produced from PTA or DMT and ethylene glycol, which are either purchased from other suppliers or produced by the Company. Acetate fibers are made principally from acetic anhydride produced mainly by the Company and from wood pulp purchased by the Company. See "Raw Materials and Energy."

Major manufactured polyester and acetate fibers competitors include:
Allied-Signal, Inc., duPont, Eastman, ICI Americas, Inc. ("ICI"), Rhodia AG and Wellman, Inc..

Major United States and foreign polyester film producers include: duPont, ICI, Toray Industries (America), Inc. and Teijin America, Inc.. Competing producers of PTA and DMT in the United States are Amoco Chemicals Corporation and duPont, respectively.

Grupo Celanese S.A. is the sole or a major Mexican producer of a variety of products including polyester high denier industrial yarn, industrial staple, textile filament, polyester staple, industrial nylon filament, cellulose acetate flake, yarn, cigarette filter tow, polyester bottle resin, laminated and printed film and bioriented polypropylene. Celanese Canada Inc. is the sole or a major Canadian producer of a variety of products including polyester, textile staple, carpet staple, cellulose acetate filament yarn, cellulose acetate flake and cigarette filter tow. A substantial portion of the fibers production of both Grupo Celanese S.A. and Celanese Canada Inc. is sold in export markets in competition with world producers.

The Company (owning approximately a 30% interest) and China National Tobacco Company are involved in a joint venture that manufactures cellulose acetate flake and tow for cigarette filters. Two more joint venture manufacturing sites for cellulose acetate tow are under construction and are expected to come on stream in first quarter 1996. These are located at Nantong, Kunming and Zhuhai, People's Republic of China.

SPECIALTIES AND ADVANCED MATERIALS SEGMENT

This segment consists of the Advanced Materials Group, which effective
January 1, 1996 has changed its name to Hoechst Technical Polymers, and the Specialty Chemicals Group. This segment employs approximately 4,400 people and produces, imports and sells a wide variety of specialty products.

Advanced Materials Group. The Advanced Materials Group produces a variety of high-performance engineering thermoplastics, including acetal copolymer sold under the trademarks Celcon(R) and Hostaform(R), Celanese(R) nylon 6/6 resins, thermoplastic polyester sold under the trademarks Celanex(R) and Impet(R), liquid crystal polymers sold under the trademark Vectra(R), long fiber-reinforced thermoplastics sold under the trademark Celstran(R) and thermo-plastic alloys sold under the trademark Vandar(R), as replacements for metals and other plastics in a wide variety of end uses. The Group's product lines also include Hostalen(R) GUR, ultra high molecular weight polyethylene. The Company produces the basic raw materials for Celcon(R), Celanex(R), Impet(R) and Vandar(R) resins and purchases them for Celanese(R) nylon 6/6 and Vectra(R) and Celstran(R) resins. Other major United States producers of one or more similar engineering thermoplastics are duPont, General Electric Company and BASF. The Group also resells and compounds Hostaflon(R) fluoropolymers manufactured by Hoechst AG through the Company's wholly owned subsidiary Custom Compounding, Inc.. The Company participates in Fortron Industries, a joint venture (with a 50% interest; Kureha Chemical Industry Co., Ltd. ("Kureha") having a 50% interest). The joint venture operates a plant to manufacture Fortron(R) polyphenylene sulfide. Since 1987, the Company has marketed Fortron(R) which is manufactured by Kureha in Japan and by Forton Industries in the United States.

The Company participates in Polyplastics Co., Ltd. (with a 45% interest; Daicel Chemical Industries, Ltd. having a 55% interest) which produces and sells acetal copolymer, thermoplastic polyester resins and other polymeric products.

Specialty Chemicals Group. This group's product lines include: organic pigments, colorant and additive masterbatches, resins, sodium hydrosulfite, surfactants, and other specialty chemicals which are mainly used in the textile, ink, pulp and paper, paint, coatings, plastics, personal care, detergent and food processing industries; organic intermediates used for synthesis of dyes, pigments, pharmaceuticals, cosmetics, agricultural chemicals, photochemicals, plastics, adhesives, and other chemical products; inorganic chemicals sold for broad industrial use, including pharmaceuticals, electrical and battery equipment and oil drilling; superabsorbent polymers used in personal care products; waxes and lubricants used for polish and plastics processing applications and liquid photoresists and ancillaries used in the manufacture of microchips for computers and other electronic devices. Among internationally registered trademarks are: Genapol(R) and Hostapon(R) surfactants; Sanwet(R) superabsorbent polymers (a registered trademark of Sanyo Chemical Industries, Ltd. licensed to the Company); and AZ(R) liquid photoresist.

Effective January 2, 1996, the printing plates business was sold to Bayer Corporation (AGFA Division).

Bulk Pharmaceuticals Inc. ("BPI") is a supplier of bulk analgesics, pharmaceutical bulk actives and pharmaceutical intermediates. The Company participates in BHC Company ("BHC") (with a 50% interest; BASF having a 50% indirect interest) which manufactures and markets bulk ibuprofen. BHC's major competitor is Ethyl Corporation. BPI also manufactures acetaminophen for which its major competitors include Mallinckrodt Corporation and Rhone-Poulenc Corporation.

Effective July 1, 1995, Hoechst AG and Bayer AG ("Bayer") formed a worldwide joint venture to manufacture and sell textile dyestuffs. In August 1995, a joint venture was formed in the United States, DyStar L.P., through Hoechst Celanese Dyes Company, Inc., a wholly-owned subsidiary of the Company, and Bayer Corporation, a wholly owned subsidiary of Bayer each contributing their former textile dyestuffs businesses for equal ownership.

ADVANCED TECHNOLOGY SEGMENT

This segment consists of the Advanced Technology Group ("ATG"), the North American unit of the Hoechst Group corporate research organization. ATG develops new businesses and processes consistent with the strategies of the Hoechst Group business units. It also generates new business opportunities both independently as well as in collaboration with the Hoechst Group business units and supports the North American business units with technical services. This segment employs approximately 630 people.

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

Research and development costs are included in expenses as incurred. The Company's research and development costs for 1995, 1994 and 1993 were $179 million, $182 million and $166 million, respectively. Management intends to maintain the Company's research and development expenditures in 1996 at approximately the same level as 1995.

At December 31, 1995, approximately 1,600 employees, including approximately 850 professionals, were engaged in basic and applied research and development at the Company. These individuals work in coordination with the Hoechst Group's research and development personnel in the Federal Republic of Germany and other parts of the world. The Hoechst Group in turn has access to a significant portion of the Company's technology, know-how and patent rights. The Hoechst Group is one of the leading research-oriented chemical and pharmaceutical companies in the world, employing approximately 15,600 persons in its various research and development laboratories. Research and development expenditures of the Hoechst Group amounted to approximately $2.4 billion in 1995. Based on individual license agreements and the cost-sharing agreement, the Company has access to a significant portion of the Hoechst Group's technology, know-how and patent rights for the United States and other markets, including licenses for new developments.

The Company's United States research and development facilities are located in Auburn Hills, Michigan (automotive plastic applications); Branchburg, New Jersey (photoresists); Charlotte, North Carolina (textile and technical fibers, specialty chemicals, separations products and polyester resins); Corpus Christi, Texas (chemicals, pharmaceutical intermediates and bulk actives); Coventry, Rhode Island (organic intermediates, pigments and specialty chemicals); Greer, South Carolina (polyester film); Winona, Minnesota (advanced materials); Florence, Kentucky (advanced materials); Portsmouth, Virginia (superabsorbent polymers) and Summit, New Jersey (advanced materials, polymers and engineering plastics).

MARKETING AND COMPETITION

The Company's products are generally sold in the United States directly or through distributors or agents. Foreign subsidiaries and affiliates sell principally through local sales personnel or agents. The principal customers worldwide are other manufacturers which use the Company's products in a wide variety of industrial and consumer products.

In general, the Company sells its products in highly competitive worldwide markets. The number of competitors in a market or country and the Company's competitive position vary widely with the products and countries involved. See specific discussion of competitors in "Description of Business Segments". There is growing competition from private and state-owned industries in certain foreign countries in which there is an abundance of low-cost labor or raw materials. This competition has a direct or indirect effect on many product lines. For example, in the area of textile fibers, business is impacted by fabric and apparel imports into the United States, Canada and Mexico, particularly from the Far East. Depending upon the characteristics of the particular market, the Company competes on the basis of price, product quality and performance, technical support and customer service. Within the Chemicals and Fibers and Film segments, the Company competes primarily on the basis of price, product quality and performance. In general, Specialties and Advanced Materials products are sold based on product performance, technical support and, to a lesser extent, price. The Company's business is affected to some degree by seasonality in the industries of its customers such as automotive, housing and textiles.

The business is also sensitive to changes in the world economy, including changes in currency exchange rates. Operations outside the United States are subject to the economic and political risks inherent in the countries in which they operate. Additionally, the export and domestic markets can be affected significantly by import laws and regulations and energy cost differentials. During 1995, the Company's export sales from the United States were 15.7% of consolidated net sales.

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

RAW MATERIALS AND ENERGY

Most of the Company's products are made by chemically processing and upgrading several basic types of raw materials including petroleum hydrocarbons and derivatives, natural gas and wood pulp. These derivatives include ethylene and paraxylene, which are primarily supplied by major United States and Canadian oil companies. Raw materials are purchased from affiliated and non-affiliated suppliers throughout the world.

The Company's production facilities rely largely on coal, fuel oil, natural gas and electricity for energy.

The Company currently has adequate supplies or access to sources of all purchased raw materials and energy for the foreseeable future. The Company does not consider itself dependent upon any one supplier for a material amount of its raw material or fuel purchases. However, in the United States, wood pulp (a raw material for cellulosics) is largely obtained from two suppliers, and Hoechst Celanese Polyester Intermediates is the sole supplier of DMT and is one of two suppliers of PTA used in the production of polyester. Grupo Celanese S.A. purchases the majority of its raw materials from Alfa, S.A. de C.V. and Petroleos de Mexicanos.

In addition, some active ingredients and other raw materials used by the Specialty Chemicals Group are supplied by other companies in the Hoechst Group.

GOVERNMENT REGULATIONS

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

The Company has developed and acquired technical information and owns patents in the chemicals, fibers, specialties and advanced materials fields, some of which have been licensed to affiliates and others worldwide.

EMPLOYEES

At December 31, 1995, worldwide employment for the Company was approximately 26,200. The Company employed about 9,000 persons outside the United States. In the United States, fewer than one-fourth of the plants and employees are organized by labor unions. Most labor agreements are for terms of three years. The Company offers comprehensive benefit plans for employees and their families and believes relations with employees are satisfactory.

ENVIRONMENT

The Company's worldwide operations are subject to environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

In 1995, combined worldwide expenditures, including third party and divested sites, for compliance with environmental control regulations and internal Company initiatives totaled $220 million, of which $86 million was for capital projects. In both 1996 and 1997, total annual environmental expenditures are expected to be approximately $300 million, of which $75 million is for capital projects. It is anticipated that stringent environmental regulations will continue to be imposed on the Company and the industry in general. Although the Company cannot predict expenditures beyond 1997, management believes that the current spending trends will continue.

The Company may be subject to claims brought by Federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the Federal Comprehensive Environmental Response Compensation and Liability Act ("Superfund") and related state laws for investigation and cleanup costs at approximately 100 sites. At most of these sites, numerous companies, including either the Company or one of its predecessor companies, have been notified that the United States Environmental Protection Agency ("EPA"), state governing body or private individuals consider such companies to be potentially responsible parties under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is in litigation. The Company has accrued its best estimate of its ultimate liability for investigation or cleanup costs, but, due to the many variables involved in such estimation, the ultimate liability may vary. Expenditures for investigation, cleanup and related activities have been $31 million for the three years ended December 31, 1995 with expenditures in no year greater than $12 million.

SEGMENT AND GEOGRAPHICAL INFORMATION

See Note (14) of Notes to Consolidated Financial Statements for Segment and Geographical Information.

 ITEM 2.  PROPERTIES

The Company owns and operates various manufacturing facilities within the United States and to its operations such as warehouses, pipelines, tolling operations, research and development and sales offices.

The Company's principal manufacturing facilities, which are owned by the Company (unless otherwise indicated), are summarized below:

CHEMICALS SEGMENT:

        U.S.
Bay City, Texas               Vinyl acetate, butanol, propanol, synthetic fatty
                              acids,butyl acetate

Bishop, Texas                 Methanol, formaldehyde, pentaerythritol,
                              trimethylolpropane

Bucks, Alabama                Amines

Clear Lake, Texas             Acetic acid, ethoxylate, vinyl acetate, acrylic
                              acid and esters, methanol*

Pampa, Texas                  Acetic acid, acetic anhydride, ethyl acetate,
                              methyl ethyl ketone, acrylic esters

Portsmouth, Virginia          Specialty amines

Rock Hill, South Carolina     Formaldehyde

        NON-U.S.

Celanese Canada Inc.:
  Edmonton, Alberta           Acetic acid, acetic anhydride, formaldehyde,
                              methanol**, pentaerythritol, sodium formate, vinyl acetate

Grupo Celanese S.A.:
  Cangrejera, Veracruz        Acetic acid, vinyl acetate, dimethyl formamide,
                              methyl amines, acetic anhydride and acrylic acid

  Celaya, Guanajuato          Acetic acid esters, solvents, acetic anhydride

  Cosoleacaque, Veracruz      Acrylic acid esters

FIBERS AND FILM SEGMENT:

        U.S.
Clear Lake, Texas             Ethylene oxide and glycol

Greer, South Carolina         Polyester film and resins

Narrows, Virginia             Acetate filament and flake, cigarette filter tow

Rock Hill, South Carolina     Acetate filament and flake, PBI

Salisbury, North Carolina     Polyester staple and filament fibers and polyester
                              resins

Shelby, North Carolina        Polyester filament fibers

Spartanburg, South Carolina   Polyester staple, polyester resins, spunbond and
                              monofilament

Wilmington, North Carolina      PTA, DMT and terate resins

----------------
* The methanol operation is owned by a joint venture. See Item 1 - "Business -- Description of Business Segments."
** The methanol operation is owned by Celanese Canada Inc. and the Company.

        NON-U.S.
Hoechst Celanese S.A.:
  Lanaken, Belgium            Acetate and triacetate filament fibers, cigarette
                              filter tow

Celanese Canada Inc.:
  Drummondville, Quebec       Acetate filament fibers

  Edmonton, Alberta           Cellulose acetate flake and cigarette filter tow

  Millhaven, Ontario          Polyester staple fibers

Grupo Celanese S.A.:
  Ocotlan, Jalisco            Nylon, cellulose acetate flake, filament and
                              cigarette filter tow and polyester filament and resins

  Queretaro, Queretaro        High denier nylon and polyester staple, filament,
                              and high denier filament

  Toluca, Mexico              Polyester staple and high denier polyester and
                              nylon filaments

  Zacapu, Michoacan           Bioriented polypropylene film, laminated printed
                              films and cellulosic casings

SPECIALTIES AND ADVANCED MATERIALS SEGMENT:

Aston, Pennsylvania           Compounded flouropolymers

Bayport, Texas*               Ultra high molecular weight polyethylene

Bishop, Texas                 Engineering plastics and acetaminophen

Branchburg, New Jersey        Liquid photoresist

Bucks, Alabama                Sodium hydrosulfite, sulfur dioxide, sodium
                              bisulfite solution

Charlotte, North Carolina*    Microporous membranes

Coventry, Rhode Island        Pigments, organic intermediates and bulk
                              pharmaceutical chemicals

Florence, Kentucky            Engineering plastics

Leeds, South Carolina         Sodium bisulfite solution, sodium hydrosulfite,
                              sodium hydrosulfite solution, specialty blended products

Mount Holly, North Carolina   Resins, surfactants and other specialty chemicals

Portsmouth, Virginia          Superabsorbent materials

Shelby, North Carolina        Engineering plastics

Wilmington, North Carolina    Polyphenylene sulfide

Winona, Minnesota             Engineering plastics

Management believes that the Company's properties are suitable for its business and have adequate productive capacities to meet current and future business requirements.

ITEM 3.  Legal Proceedings

The Company is a defendant in a number of lawsuits, including environmental, product liability and personal injury actions. Certain of these lawsuits are or purport to be class actions. In some of these cases, claimed damages are substantial. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits, management believes, based on the advice of legal counsel, that adequate provisions have been made for probable losses with respect thereto and that the ultimate outcome will not have a material adverse effect on the financial position of the Company.

----------------
* This facility is leased.

In late February 1990, the EPA issued a Notice of Violation to the Company's Celriver plant alleging that the plant is subject to the Benzene NESHAP Fugitive Emissions Standard of the Clean Air Act. Although the Company subsequently met the Fugitive Emissions Standard voluntarily at all plants that used Benzene (the Celriver, Celco and Bishop facilities), it believed that the facilities properly determined in 1984 that they qualified for an exemption from the standard and, therefore, enforcement and sanctions were not appropriate. The Department of Justice ("DOJ") and EPA filed complaints against Celriver in July 1992 in SC; Celco in November 1993 in VA; and Bishop in March 1995 in TX seeking penalties of up to $25,000 per day of violation. Discovery is nearly complete in the Celriver action but has been deferred in the Celco case pending completing of the Celriver case. The Company has moved to similarly defer discovery in the Bishop case. The Company and DOJ have each moved for summary judgement in the Celriver and Bishop cases. Hearings on the Celriver motions for summary judgement were held in February 1996 and the Company is awaiting final decision on the motion; the Company is awaiting scheduling of a similar hearing for the Bishop motions.

In June 1991, the Company entered into an agreement with the EPA to participate in a voluntary program known as the "Toxic Substances Control Act-Section 8 (e) CAP Program." Under this program, the EPA is allowing participating companies to conduct voluntary, retrospective self-audits, to submit newly discovered 8 (e) studies to the EPA and to pay a penalty of $6 thousand for each unreported study. Under the program, however, the total penalties to the Company cannot exceed $1 million. Based on the number of studies the Company's self-audit had identified by the end of August, 1992, it is clear the Company's penalty will be the program's $1 million maximum amount.

The Company is a named defendant in thirty-six putative class actions, three of which have been certified as class actions, as well as a defendant in other non-class actions filed in twelve states (the "Plumbing Actions"). In these Plumbing Actions the plaintiffs typically seek recovery for alleged property damages, and, in certain cases, additional damages under the Texas Deceptive Trade Practices Act. The other defendants include United States Brass Corporation ("U.S. Brass"), Vanguard Plastics, Inc. ("Vanguard"), Shell Oil Company ("Shell") and E.I. duPont deNemours & Co., Inc. ("duPont"). Damage amounts are not specified. The plumbing systems were designed and manufactured primarily by U.S. Brass and Vanguard. The pipe was made from polybutylene resin supplied by Shell. The Company sold acetal copolymer resin and duPont sold acetal homopolymer resin to other companies who manufactured the fittings used in the plumbing systems. The class actions and the purported class actions are in the Circuit Court, State of Alabama, County of Mobile (one case), Circuit Court, State of Maryland, County of Montgomery (one case), the 20th Judicial Circuit Court, State of Illinois, County of St. Clair (two cases), the Circuit Court, State of Missouri, County of St. Louis (one case), the Superior Court, State of Arizona, County of Maricopa (two cases), the Municipal Court, State of California, County of San Diego (one case), the Superior Court, State of California, Counties of San Diego (six cases), and Monterey (one case), the District Court, State of Nevada, County of Clark (one case), the 2nd Judicial District Court, State of Nevada, County of Washoe (one case), the 164th Judicial District Court, State of Texas, County of Harris (one case), the United States District Court for the Southern District of Texas, Houston Division (one case), the District Court, State of Colorado, County of Denver (one case), the Superior Court of California, Santa Cruz County (one case), the Circuit Court of the Eleventh Judicial Circuit, Florida, Dade County (one case), the Superior Court of Georgia, Fulton County (one case), the Superior Court of Indiana, Marion County (one case), the District Court of Iowa, Polk County (one case), the 18th Judicial District of Louisiana, Iberville Parish (one case), the Civil District Court of Louisiana, Orleans Parish (one case), the Circuit Court of Michigan, Wayne County (one case), the Court of Common Pleas of Ohio, Montgomery County (one case), the Circuit Court of Oregon, Multnomah County (one case), the Court of Common Pleas of Pennsylvania (1st Judicial District), Philadelphia County (one case), the Court of Common Pleas of South Carolina, Beaufort County (one case), the Circuit Court of Wisconsin, Milwaukee County (one case), the District Court, State of Colorado, Denver District (one case), the 22nd Judicial Circuit Court, State of Missouri, County of St. Louis (one case) and in the Superior Court, State of New Jersey, County of Burlington (one case).

The Company and Shell have resolved through settlement or obtained dismissals of four certified state court class actions.

Based on, among other things, the findings of outside experts and the successful use of the Company's acetal copolymer in similar applications, the Company does not believe its acetal copolyer was defective or caused the plumbing systems to fail. In many cases the Company's exposure may be limited by the fact that the other defendants and other responsible parties may be found liable in whole or substantial part or by invocation of the statute of limitations since the Company ceased selling the resin for use in the plumbing systems in site built homes during 1986 and in manufactured homes during 1989. The Company is defending itself vigorously in these actions. The Company has commenced litigation in the Superior Court - Law Division, State of New Jersey, County of Somerset against U.S. Brass and its former and current parent, Household International, Inc. ("Household"), and Eljer Industries, Inc. ("Eljer"), respectively, to recover, among other things, the portion of the plumbing action judgements, settlements and expenses that are attributable to U.S. Brass, Household and Eljer. However, as a result of U.S. Brass filing for Chapter 11 protection in bankruptcy court in Sherman, Texas, all claims against U.S. Brass have been stayed and this litigation has been removed to the bankruptcy court. The Company has made a motion in the bankruptcy court to remand the litigation to state court so that its claims against Household and Eljer can be pursued.

In November 1995, the Company, Shell and duPont entered into a national class action settlement, which has been approved by the Courts, subject to appeals. Outside counsel believes that the Company has a substantial probability of prevailing on any such appeals.

The settlement calls for the replacement of plumbing systems of claimants who have had qualifying leaks. Furthermore, the three companies have agreed to fund such replacements up to U.S. $950 million. The allocation of the payments already made and future payments between the affected companies has not been finally determined. There are additional pending lawsuits not covered by this settlement.

In December 1995, the Company and Shell reached agreement to settle 60,000 claims which were not part of the national class action and which comprise substantially all of the remaining active claims against the Company. This settlement is on terms similar to the class action settlement.

Management believes that the Plumbing Actions are substantially covered by insurance. In September 1989, after being sued by one of its insurers in New York, the Company filed suit in the Superior Court of the State of Delaware in and for New Castle County against National Union Fire Insurance Co. of Pittsburgh, Pennsylvania, the primary general liability insurance carrier for the Company from April 1985 to May 1989 and 40 excess/umbrella carriers insuring the Company from 1978 to 1989, seeking a declaration that insurance coverage exists for these product liability claims. The insurers' New York action has been dismissed. Negotiations with most of the carriers have resulted in settlement or agreements in principle to settle, resulting in substantial continuing coverage of the Plumbing Actions or cash payments for claims. There are ongoing discussions with several of the remaining insurers. The Company's Delaware suit has been stayed pending the results of interlocutory appeals to the Delaware Supreme Court on two issues. Outside counsel believes that the Company has a substantial probability of prevailing in its litigation against the carriers.

The Company is not liable for any alleged defects in such systems which were designed, manufactured and marketed by other companies. Nonetheless, the Company has agreed to participate in the proposed settlements described above to reduce litigation expenses and to provide relief to qualifying homeowners with polybutylene plumbing problems.

Management believes that the Plumbing Actions will not have a material adverse effect on the financial position of the Company. See Note (15) of Notes to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

                                                          Years  ended December 31,
                                                     --------------------------------------
                                                      1995    1994    1993    1992    1991
                                                     ------  ------  ------  ------  ------
                                                                 (In millions)
Net sales                                            $7,395  $6,874  $6,171  $6,320  $6,160
Operating income (loss)                                 584     (39)    302     304     385
Earnings (loss) from continuing operations
 before cumulative effect of accounting change          310     (108)   129     84      125
Total assets                                          8,317   7,775   7,611   6,888   6,516
Long-term debt                                          962     1,082   871     823     743
Dividends declared                                      130     60      70      85      90

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

RESULTS OF OPERATIONS

1995 Compared to 1994

On July 18, 1995, Hoechst Corporation, the Company's parent, completed the acquisition of Marion Merrell Dow Inc. (which was renamed Hoechst Marion Roussel, Inc. ["HMRI"]). In line with the worldwide strategy of Hoechst Aktiengesellschaft, ("Hoechst AG"), the pharmaceutical operations in North America have been realigned. Accordingly, the Company's management approved a formal plan to transfer its interest in Copley Pharmaceutical, Inc. and Hoechst-Roussel Pharmaceuticals Inc. to its Parent or the subsidiaries of its Parent. The transfer of the carrying value of the net assets of these businesses was effective July 1, 1995. Accordingly, the Company will be reimbursed by Hoechst Corporation for any costs, including operating losses, the Company might incur associated with the strategic realignment of the pharmaceutical operations. Beginning with the second quarter of 1995, the Company eliminated its Life Sciences segment. In addition, in the fourth quarter 1995, the Company transferred its interest in Agri-Vet Inc., which owns the Company's interest in Hoechst-Roussel Agri-Vet Company and AgrEvo USA Company, to its Parent. The Company has reflected the operating results of all of these businesses as discontinued operations in the accompanying consolidated financial statements.

Net sales of $7,395 million in 1995 increased by 7.6%, or $521 million, over net sales of $6,874 million in 1994. The largest sales improvements were realized in the Chemicals and Fibers and Film segments. The Chemicals segment sales improved over 1994 with the major product lines showing favorability, most notably in acetyls. Both vinyl acetate monomers and acetic acid product lines continued to see strong demand and favorable pricing. Although some softness in the market was noticed in the second half of 1995, these products remained favorable over the prior year. The Fibers and Film segment experienced sales growth over 1994. In Textile Fibers, pricing increases in the domestic staple market were high enough to more than offset decreases in
domestic volumes for polyester staple and acetate.   This decrease in volumes
versus prior year is due to market softness in the later part of 1995, particularly the apparel market. The Technical Fibers Group experienced sales growth for the year over 1994 due to filter products volumes and pricing to the Far East, and improved Tire and MRG (mechanical rubber goods) volumes in the domestic market. Polyester Resins and Films sales increased significantly as a result of higher selling prices and volumes for PET Resins due to strong demand in the packaging materials and plastic containers markets. In addition, continued favorable pricing and volumes were experienced in PET Film due to growing demand for both thin and thick film applications. The Specialties and Advanced Materials segment sales were lower than prior year, as sales increases in Advanced Materials were not enough to offset decreases in the Specialty Chemicals Group. In Advanced Materials, overall sales improvements compared to 1994 resulted from favorable sales volumes across most product lines largely resulting from continued strong domestic and export demand, further commercialization of products and the benefit of a strong economy. Specialty Chemicals 1995 sales experienced a downturn versus the prior year primarily due to price declines in superabsorbants resulting from intense competition and a reduction in volumes due to the contribution of the dyes business to the DyStar joint venture, the U.S. part of a worldwide joint venture with Hoechst AG and Bayer AG. These declines were too large to be countered by the improved domestic volumes in surfactants, fine chemicals, AZ Photoresist and bulk pharmaceuticals.

Selling, general and administrative expenses increased $22 million over last year mainly due to higher personnel related costs associated with higher profit sharing and increased reengineering spending especially in the Fibers area. Research and development expenses remained at the same levels versus the prior year.

The 1995 operating income of $584 million was $623 million greater than 1994 which had an operating loss of $39 million. In the fourth quarter of 1995, the Company recorded a special charge of $192 million ($115 million, net of tax) for the expected costs and expenses relating to the write-down of assets and additional environmental remediation exposure associated mostly with the Specialties and Advanced Materials segment and for potential additional costs pertaining to pending and future product liability claims, net of probable insurance recoveries (See Note (16) of Notes to Consolidated Financial Statements and Item 3. - "Legal Proceedings"). In November 1995, the Company, Shell and duPont entered into a national class action settlement, which has been approved by the Courts, subject to appeals. Outside counsel believes that the Company has a substantial probability of prevailing on any such appeals. The settlement calls for the replacement of plumbing systems of claimants who have had qualifying leaks. Furthermore, the three companies have agreed to fund such replacements up to U.S. $950 million. The allocation of the payments already made and future payments between the affected companies has not been finally determined. There are additional pending lawsuits not covered by this settlement. In December 1995, the Company and Shell reached agreement to settle 60,000 claims which were not part of the national class action and which comprise substantially all of the remaining active claims against the Company. This settlement is on terms similar to the class action settlement.

Operating income in the Chemicals segment benefited from a significant increase in sales for the full year resulting from increased volumes and pricing, particularly in methanol, which more than offset the higher raw material costs for ethylene and propylene. Improvements in the Fibers and Film segment over the prior year were led by Technical Fibers and Polyester Resins and Films. In Textile Fibers, operating income decreased as demand for acetate filament declined. Although the cost of raw materials increased, higher Filter Products and Tire/MRG sales volumes in Technical Fibers resulted in increased operating income over last year. This increase is mainly due to the timing of tow shipments and high domestic demand for Tire/MRG. The operating income for Polyester Resins and Films improved over the prior year due to very favorable pricing in the domestic market for PET Film, Polyester Intermediates, and PET Resins. In the Specialties and Advanced Materials segment, operating income remained flat compared to 1994. Although Advanced Materials experienced increased sales in most product lines, this was not enough to offset decreases in Specialty Chemicals. Specialty Chemicals' operating income declined as the result of higher raw material costs for most product lines, as well as price declines for superabsorbants.

Equity in net earnings (loss) of affiliates improved by $8 million over 1994 due to increased earnings in a 45% owned affiliate, which sells copolymer and resins resulting from improved sales and the effect of the weakening of the U.S. dollar against the Japanese yen.

Interest and other income reflects the following: the gain associated with transferring the Company's methanol production assets at the Clear Lake, TX plant and forming a joint venture with Valero Javelina Company which started up in the third quarter 1995; a gain on the sale of the textile nylon business operated by Grupo Celanese, S.A. (formerly Celanese Mexicana, S.A.) and a dividend from an investment in National Methanol Company which operates in Saudi Arabia.

The effective tax rate was 26% in 1995 compared to a benefit of 105% in 1994 which arose as a result of a change in a prior year's accounting estimate in 1994 which resulted in a tax benefit of $63 million.

Due to the significant devaluation of the Mexican new peso in December 1994 and its continued weakening against the U.S. dollar throughout 1995, the equity section of the Company was negatively impacted in 1995 by approximately $70 million from the translation effect of the Company's 40% ownership of Grupo Celanese, S.A. The Company is uncertain about the potential unfavorable impact of future fluctuations of the Mexican new peso.

The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), which establishes standards for the recognition of impairment of certain assets. Adoption of FAS 121 did not have a material impact on the financial position or results of operations of the Company.

1994 Compared to 1993

Net sales of $6,874 million in 1994 increased 11%, or $703 million, over net sales of $6,171 million in 1993. Net sales in all business segments improved over the prior year, most notably in the Chemicals and Fibers and Film segments.

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

Selling, general and administrative expenses increased over last year largely due to the increased profit sharing. Research and development expenses were slightly higher than the prior year mainly attributable to additional research and development costs in bulk pharmaceuticals.

The 1994 operating loss of $39 million was $341 million lower than the 1993 operating income of $302 million. During 1994, the Company recorded a special charge of $532 million against operating income for estimated costs and expenses pertaining to pending and future product liability claims, net of probable insurance recoveries, relating to certain plumbing systems, using fittings manufactured by other companies from acetal copolymer resin sold by the Company, (See Note (16) of Notes to the Consolidated Financial Statements and Item 3. - "Legal Proceedings") and management's best estimate of an additional accrual for environmental remediation and restoration liabilities, based on a review of the Company's present and closed manufacturing sites primarily in the Fibers and Film segment. In addition, this special charge includes the estimated costs and expenses relating to the reduction in the workforce and asset write-downs, principally in the Specialties and Advanced Materials segment.

The Company together with two other substantial manufacturers had agreed to and announced a proposed settlement of a purported nationwide class action related to the product liability claims, subject to court approval (See Note
(15) of Notes to the Consolidated Financial Statements). This proposed settlement would have required the three participating companies to establish a settlement fund of up to $750 million to be paid out over a period which the Company estimates would have ended by 2003. The Texas State Court, in February 1995, denied the companies request for preliminary approval of this settlement. Appeals of this denial have been filed, the three participating companies are presently exploring several alternatives.

Operating income for the Chemicals segment improved versus the prior year due to stronger volumes and higher methanol pricing partially offset by higher raw material costs of ethylene, propylene and sourced methanol. In the Fibers and Film segment, Textile Fibers experienced increased raw material costs and production line start up costs which were more than offset by volume gains. In Technical Fibers, cost reduction programs were not enough to offset the effect of oversupply conditions existing in the filter products markets. The operating income for Polyester Resins and Films increased over the prior year due to higher sales volumes realized in packaging resins which were partially offset by higher raw material costs resulting from higher worldwide demand for paraxylene, methanol, purified terephthalic acid and dimethylterephthalate. In the Specialties and Advanced Materials segment, Specialty Chemicals' operating income declined versus the prior year as increased sales volumes were not enough to compensate for higher manufacturing costs, however, volume gains in Advanced Materials resulted in improved operating income for 1994.

Interest expense increased $34 million or 45% from last year as a result of higher debt levels related to an acquisition during the fourth quarter of 1993 as well as increasing interest rates.

Equity in net earnings (loss) of affiliates has improved due to increased earnings in a 50% owned affiliate which manufactures bulk ibuprofen and earnings contributed by an equity investment acquired during the year. During the fourth quarter of 1994, the Company transferred its 41% ownership in Ticona Polymerwerke GmbH to Hoechst AG.

The Company made certain estimates in previous periods in providing for income taxes. Based on more current information, the Company changed such accounting estimates giving rise to a tax benefit of $63 million in the second quarter of 1994. As a result, the effective rate was a benefit of 105% compared to the 1993 effective tax rate of 34%.

As a result of the significant devaluation of the Mexican new peso in December 1994, the equity section of the Company was negatively impacted by approximately $120 million due to the translation effect of the Company's 40% ownership of Grupo Celanese S.A.. The Company is uncertain about the possible future impact the fluctuation of the Mexican currency will have on its consolidated results.

1993 Compared to 1992

Net sales of $6,171 million in 1993 were 2%, or $149 million, below 1992 as sales were slightly lower in all operating segments.

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

Selling, general and administrative expenses for 1993 remained virtually the same as 1992 as improvements in Chemicals, Specialty Chemicals, and Advanced Materials offset unfavorable expenses in Fibers and Film. In addition, Fibers and Film SG&A includes a $50 million receipt in settlement of a litigation. Research and development expenses of $166 million were slightly higher than in 1992.

During 1993, the Company recorded a special charge of $29 million to operating income for restructuring (principally Mexican chemical operations), $19 million of which related to the write-down of property, plant and equipment. As part of an ongoing Fibers and Film segment North American strategy, the Company restructured its North American polyester fibers operations. During 1992, the Company charged $87 million to operating income for restructuring, $34 million of which related to the write-down of property, plant and equipment. An additional $15 million was charged to operations in 1992 for restructuring and regionalization of certain other businesses.

Operating income of $302 million was flat compared to 1992. Improvements in the Fibers and Film and the Specialties and Advanced Materials segments were offset by lower Chemicals segment operating income. Chemicals segment operating income declined in 1993 due to several nonrecurring items. Operating income from continuing operations improved as manufacturing costs and product mix were favorable compared to the prior year. Operating income was reduced, however, due to 1993 restructuring charges and costs associated with a toxic tort suit involving the Pampa, Texas plant. Also, during 1992, Chemicals segment recorded income of $68 million related to the settlement of its Pampa insurance claims. Fibers and Film operating income improved in 1993. Textile Fibers operating income was relatively flat compared to 1992 as an increase in sales volume was offset by higher manufacturing costs. Technical Fibers operating income was lower than in 1992 primarily due to reduced shipments and lower selling prices of filter products. The decrease in Polyester Resins and Films operating income was due to increased manufacturing costs and higher raw material costs principally in Mexico. In addition, Fibers and Film 1993 operating income includes a $50 million receipt in settlement of a litigation while 1992 operating income included $87 million in restructuring costs. The Specialties and Advanced Materials segment operating income improved primarily due to higher volumes and lower selling and marketing expenses. Specialty Chemicals operating income was lower primarily due to increased manufacturing costs. Operating income increased significantly for Advanced Materials due to improved volumes and favorable manufacturing costs resulting from higher efficiencies and reduced maintenance expenses.

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

Interest expense decreased $5 million, or 6%, primarily due to lower interest rates, particularly in Mexico. Interest and Other Income, net, was $9 million lower than in 1992 primarily due to lower interest income in 1993, the result of lower interest rates. In 1992, Interest and Other Income included a gain on the sale of the HDPE facility.

The effective tax rate decreased to 34% in 1993 compared to 49% in 1992. The decrease is mainly attributable to the accounting change required by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109").

The Company implemented FAS 109 and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"), January 1, 1993. FAS 109, which requires the asset and liability method of accounting for income taxes and the calculation of deferred taxes using enacted tax rates, resulted in a net after-tax cumulative charge of $30 million in 1993. In addition, by applying FAS 109, pre-tax operating income was reduced by $40 million due to the increase in depreciation and amortization expense resulting from the increased carrying amounts of assets and liabilities acquired in a purchase business combination. The increase in operating expense was offset by a lower deferred tax provision. FAS 112 requires recognition of postemployment benefits on an accrual basis and resulted in a net after-tax cumulative charge of $8 million in 1993. The effect of this change on 1993 earnings before the cumulative effect of accounting changes was not material.


ENVIRONMENTAL

In 1995, combined worldwide expenditures, including third party and divested sites, for compliance with environmental regulations and internal Company initiatives totaled $220 million of which $86 million was for capital projects. In both 1996 and 1997, total annual environmental expenditures are expected to be approximately $300 million of which $75 million is for capital projects. It is anticipated that stringent environmental regulations will continue to be imposed on the Company and the industry in general. Although the Company cannot predict expenditures beyond 1997, management believes that the current spending trends will continue.

In 1995, 1994, and 1993 the total environmental costs charged to operations for remediation efforts amounted to $101 million, $105 million and $34 million, respectively. As of December 31, 1995 and 1994 the Company's total environmental liability recognized in the financial statements is $272 million and $208 million, respectively. The amounts are neither reduced for anticipated insurance recovery nor discounted from the anticipated payment date.

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

RATIO OF EARNINGS FROM CONTINUING OPERATIONS TO FIXED CHARGES

The ratio of earnings to fixed charges for 1995 was 6.0 compared to less than one for 1994. The increase was due to strong earnings from continuing operations in the current year. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before fixed charges, minority interests and income taxes. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.


LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations was sufficient to fund 1995 operating requirements and capital expenditures. Cash and cash equivalents at December 31, 1995 were $81 million, a decrease of $105 million from $186 million in 1994. The decrease primarily reflects the reduction in debt level by $295 million.

During 1995, the Company borrowed and repaid $462 million under its commercial paper program and revolving credit lines with its Parent, Hoechst Corporation. There was no outstanding balance under either credit facility at year-end 1995. The Company also repaid $150 million of short-term borrowings due to Hoechst AG and $120 million of term-loans due to its Parent. In the fourth quarter, the Company received $10 million from the sale of exempt facility revenue bonds to finance the construction of a waste disposal facility in Virginia.

The Company paid its Parent a $130 million dividend in February, 1996 and a $60 million dividend in 1995. The Company intends to continue its practice of paying a dividend to its Parent at the discretion of the Company's Board of Directors.

The Company had an aggregate of $175 million medium-term notes outstanding as of December 31, 1995. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds from the sale of any medium-term notes will be used for general corporate purposes.

In June 1995, Moody's confirmed the Company's debt rating of P1/A2 and Standard & Poor's lowered the Company's debt ratings from A-1+/AA- to A-1/A+.

The Company expects that its capital expenditures, investments, and working capital requirements will continue to be met primarily from cash generated from operations. However, the Company may, due to the timing of funding requirements, supplement its liquidity from external or affiliated sources. Such sources include the Company's medium-term note shelf registration, commercial paper program and loans from Parent or Hoechst AG and affiliates.

ITEM 8.  FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----
Consolidated Balance Sheets as of December 31, 1995 and 1994.......................     20
Consolidated Statements of Earnings for the three years ended December 31, 1995....     21
Consolidated Statements of Stockholder's Equity for the three years ended
 December 31, 1995.................................................................     22
Consolidated Statements of Cash Flows for the three years ended
 December 31, 1995.................................................................     23
Notes to Consolidated Financial Statements.........................................     24
Report of Independent Auditors.....................................................     43

                         HOECHST CELANESE CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                          DECEMBER 31,
                                                        ----------------
                                                         1995      1994
                                                        ------    ------
                                                         (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents..........................   $   81    $  186
  Marketable securities..............................       61        39
  Net receivables....................................    1,919     1,224
  Inventories........................................      854       762
  Deferred income taxes..............................       93        94
  Prepaid expenses...................................       22        19
                                                        ------    ------
    Total current assets.............................    3,030     2,324

Investments in affiliates............................      447       358
Property, plant and equipment, net...................    2,660     2,762
Deferred income taxes................................       65        60
Long-term receivable from parent.....................      520         -
Other assets.........................................      524       395
Excess of cost over fair value of net
 assets of businesses acquired, net..................      987     1,023
Net assets held for distribution.....................       84       853
                                                        ------    ------
    Total assets.....................................   $8,317    $7,775
                                                        ======    ======

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Notes payable and current installments
   of long-term debt.................................   $    7    $   26
  Accounts payable and accrued liabilities...........    1,953     1,768
  Dividend payable to parent.........................      130        60
  Income taxes payable...............................      285       249
                                                        ------    ------
    Total current liabilities........................    2,375     2,103

Long-term debt.......................................      962     1,082
Minority interests...................................      372       324
Other liabilities....................................    1,267     1,102

Stockholder's equity:
  Common stock.......................................        -         -
  Additional paid-in capital.........................    2,929     2,804
  Retained earnings..................................      540       409
  Cumulative translation and other adjustments.......     (128)      (49)
                                                        ------    ------
    Total stockholder's equity.......................    3,341     3,164
                                                        ------    ------

  Total liabilities and stockholder's equity.........   $8,317    $7,775
                                                        ======    ======

See accompanying notes to consolidated financial statements.

                         HOECHST CELANESE CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS



                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                     1995    1994    1993
                                                    ------  ------  ------
                                                        (IN MILLIONS)
Net sales........................................   $7,395  $6,874  $6,171

Cost of sales....................................    5,702   5,483   5,022
Selling, general and administrative expenses.....      738     716     652
Research and development expenses................      179     182     166
Special charges..................................      192     532      29
                                                    ------  ------  ------
    Operating income (loss)......................      584     (39)    302

Equity in net earnings (loss) of affiliates......        8       -      (8)
    Interest expense.............................     (107)   (109)    (75)
Interest and other income, net...................      213      47      73
                                                    ------  ------  ------
    Earnings (loss) before income taxes,
     minority interests and cumulative effect of
     accounting changes..........................      698    (101)    292

Income tax (benefit) expense.....................      181    (106)     99
                                                    ------  ------  ------
    Earnings before minority interests and
     cumulative effect of accounting changes.....      517       5     193

Minority interests...............................      207     113      64
                                                    ------  ------  ------
    Earnings before cumulative effect of
     accounting changes..........................      310    (108)    129

Cumulative effect of accounting changes,
 net of tax......................................        -       -      38
                                                    ------  ------  ------
    Earnings (loss) from continuing operations...      310    (108)     91

(Loss) earnings from discontinued operations,
 net of tax......................................      (49)    (78)     10
                                                    ------  ------  ------
    Net earnings (loss)..........................   $  261  $ (186) $  101
                                                    ======  ======  ======

See accompanying notes to consolidated financial statements.

                         HOECHST CELANESE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                   ----------------------------------
                                                                                     1995          1994         1993
                                                                                   --------      --------      ------
                                                                                              (IN MILLIONS)
COMMON STOCK

  Par value $.10 per share (authorized      Balance at beginning of year.......     $   --        $   --       $   --
  and issued 10,000 shares)                                                         ======        ======       ======
                                            Balance at end of year.............     $   --        $   --       $   --
                                                                                    ======        ======       ======
--------------------------------------------------------------------------------------------------------------------------------

  ADDITIONAL PAID-IN CAPITAL                Balance at beginning of year.......     $2,804        $2,769       $2,769

                                            Transfers to/from parent, net......        125            35           --
                                                                                    ------        ------       ------
                                            Balance at end of year.............     $2,929        $2,804       $2,769
                                                                                    ======        ======       ======
--------------------------------------------------------------------------------------------------------------------------------

  RETAINED EARNINGS                         Balance at beginning of year.......     $  409        $  655       $  641

                                            Net earnings (loss)................        261          (186)         101

                                            Dividends - cash...................       (130)          (60)         (70)

                                            Dividends - net assets of
                                              subsidiaries.....................          -             -          (17)
                                                                                    ------        ------       ------
                                            Balance at end of year.............     $  540        $  409       $  655
                                                                                    ======        ======       ======
--------------------------------------------------------------------------------------------------------------------------------

  CUMULATIVE TRANSLATION AND OTHER          Balance at beginning of year.......     $  (49)       $   58       $   44
  ADJUSTMENTS
                                            Current year adjustments...........        (79)         (107)          14
                                                                                    ------        ------       ------
                                            Balance at end of year.............     $ (128)       $  (49)      $   58
                                                                                    ======        ======       ======
--------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                         HOECHST CELANESE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                        1995      1994       1993
                                                                      -------    ------    -------
                                                                            (IN MILLIONS)
Operating activities:
  Earnings (loss) from continuing operations....................       $ 310     $  (108)        91
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
    Special charges, net of amounts used........................         192         400         20
    Cumulative effect of accounting changes, net of tax.........           -           -         38
    Change in equity of affiliates..............................          (5)          8         16
    Depreciation and amortization...............................         466         459        467
    Tax provision less taxes paid...............................          (2)       (313)        10
    (Gain) loss on sale of businesses
      and assets, net...........................................         (39)          9          2
    Changes in operating assets and liabilities,
     net of effect of businesses acquired and sold:
      Net receivables...........................................        (555)       (210)      (145)
      Inventories...............................................        (163)        190        (37)
      Accounts payable and accrued liabilities..................         315          84        (24)
      Other, net................................................          49         111         51
      Net cash provided by (used in) operating
       activities of discontinued operations....................         180         (54)        44
                                                                       -----     -------    -------
        Net cash provided by operating activities...............         748         576        533
                                                                       -----     -------    -------
Investing activities:
  Capital expenditures..........................................        (486)       (468)      (534)
  Redemption of loan to parent..................................           -           -        176
  Proceeds from sale of businesses and assets...................          71           4          2
  Proceeds from sale of marketable securities...................          33          70         52
  Purchases of marketable securities............................         (51)        (64)       (46)
  Purchases of and investments in businesses
   and assets, net..............................................           -         (13)       (53)
  Net cash used in investing activities of
   discontinued operations......................................         (23)        (22)      (575)
                                                                       -----     -------    -------
        Net cash used in investing activities...................        (456)       (493)      (978)
                                                                       -----     -------    -------
Financing activities:
  Proceeds from long-term debt..................................          10         477        107
  Proceeds from short-term borrowings...........................         691       2,986      2,977
  Payments on long-term debt....................................        (125)       (270)       (69)
  Payments on short-term borrowings.............................        (860)     (3,175)    (2,530)
  Dividends paid................................................         (60)        (70)       (85)
  Net cash (used in) provided by financing activities
   of discontinued operations...................................          (6)         10          -
                                                                       -----     -------    -------
        Net cash (used in) provided by financing activities.....        (350)        (42)       400
                                                                       -----     -------    -------
Exchange rate changes on cash...................................         (47)        (22)        (1)
                                                                       -----     -------    -------
        Net (decrease) increase in cash
         and cash equivalents...................................        (105)         19        (46)

Cash and cash equivalents at beginning of year..................         186         167        213
                                                                       -----     -------    -------
Cash and cash equivalents at end of year........................       $  81     $   186    $   167
                                                                       =====     =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:  Interest, net of amounts
                                   capitalized..................       $ 131         128    $    86
                                  Income taxes..................         150         168        106


See accompanying notes to consolidated  financial statements.

                         HOECHST CELANESE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     PRINCIPLES OF CONSOLIDATION

               Hoechst Celanese Corporation (the "Company") is wholly owned by Hoechst Corporation ("Parent"), a holding company, itself a wholly owned subsidiary of Hoechst Aktiengesellschaft ("Hoechst AG"). The Company manufactures and sells, principally to industrial customers, a diversified line of products including textile and technical fibers; acetate cigarette filter tow; specialty and bulk chemicals and bulk pharmaceuticals; engineering plastics; pigments; and polyester film. The consolidated financial statements include the accounts of the Company and its majority owned or controlled subsidiaries, joint ventures and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 1994 and 1993 consolidated financial statements to conform to the classifications used in 1995.

               Substantially all of the Company's minority interests are comprised of Grupo Celanese, S.A. and Celanese Canada Inc. The Company, in conjunction with an investment by Hoechst AG, owns 51% of the outstanding voting shares of Grupo Celanese S.A. and exercises management control. The Company owns approximately 56% of Celanese Canada Inc.

               On July 18, 1995, the Company's Parent completed the acquisition of Marion Merrell Dow Inc. (which was renamed Hoechst Marion Roussel, Inc., ["HMRI"]). In line with Hoechst AG's worldwide strategy, the pharmaceutical operations in North America have been realigned. Accordingly, the Company's management approved a formal plan to transfer its interests in Copley Pharmaceutical, Inc. and Hoechst-Roussel Pharmaceuticals Inc. to its Parent or the subsidiaries of its Parent. The transfer of the carrying value of the net assets of these businesses was effective July 1, 1995. Accordingly, the Company will be reimbursed by Hoechst Corporation for any costs, including operating losses, the Company might incur associated with the strategic realignment of the pharmaceutical operations. Beginning with second quarter 1995, the Company eliminated its Life Sciences segment. In addition, in the fourth quarter 1995, the Company transferred its interest in Agri-Vet. Inc., which owns the Company's interest in Hoechst-Roussel Agri-Vet Company and AgrEvo USA Company, to its Parent. This transaction resulted in a $125 million increase to paid-in capital. The effect on the Company's consolidated financial statements was not material. The Company has reflected the operating results of all of these businesses as discontinued operations in the accompanying consolidated financial statements.

               The combined net sales of the discontinued operations for the years ended December 31, 1995, 1994 and 1993 were $885 million, $921 million and $728 million, respectively. The net assets held for distribution as of December 31, 1995 consist primarily of accounts receivable, inventory, property, plant and equipment, other noncurrent assets, accounts payable and accrued liabilities.

               Effective January 1, 1994, Hoechst Corporation contributed its shares of Hoechst Canada Inc. ("HCI") to the Company. HCI is involved in industrial chemicals and colorants. During 1994, the Company also transferred its 41% investment in Ticona Polywerke GmbH to Hoechst AG. These transactions resulted in a $35 million net increase to paid-in capital. The effect on the Company's consolidated financial statements was not material.

                         HOECHST CELANESE CORPORATION

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        (b)     CASH EQUIVALENTS

               The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

        (c)     MARKETABLE SECURITIES

               The Company has classified its investments in debt and equity securities as "available-for-sale" and has reported those investments at their fair or market value in the Consolidated Balance Sheets.

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

        (g)     INTANGIBLES

               Excess of cost over fair value of net assets of businesses acquired ("Goodwill") is being amortized using the straight-line method principally over a period of forty years. The Company reviews that the forecasted cumulative undiscounted cash flow of those acquired businesses is greater than the carrying value of the Goodwill. Amortization expense charged against operations amounted to $33 million in 1995, $37 million in 1994 and $37 million in 1993.

               Patents and trademarks are being amortized on a straight-line basis over their estimated useful or legal lives, whichever is shorter. Amortization expense charged against operations amounted to $5 million in 1995, $13 million in 1994 and $15 million in 1993.

                         HOECHST CELANESE CORPORATION

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

        (k)     NEW ACCOUNTING PRONOUNCEMENT

               The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), which establishes standards for the recognition of impairment of certain assets. Adoption of FAS 121 did not have a material impact on the financial position or the results of operations of the Company.

        (l)     ESTIMATES AND ASSUMPTIONS

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         HOECHST CELANESE CORPORATION

(2)     RELATED PARTY TRANSACTIONS

    Purchases from Hoechst AG and its affiliates aggregated $447 million in 1995, $526 million in 1994, and $351 million in 1993. Net sales to Hoechst AG and its affiliates aggregated $312 million in 1995, $233 million in 1994, and $216 million in 1993.

    The Company's principal licenses are under patents owned by Hoechst AG and its affiliates. License fees, relating to license agreements between the Company and Hoechst AG and its affiliates, charged to operations aggregated $33 million in 1995, $33 million in 1994, and $48 million in 1993.

    The Company has a revolving credit agreement with its Parent under which it may borrow up to $750 million. The Company has agreed to pay interest at 30 day LIBOR plus .0625 of 1%. There was no activity under this agreement in 1995 and 1994. During 1993, the Company borrowed $768 million under this agreement. Repayments on the revolving credit agreements for 1994 and 1993, respectively, were $679 million and $89 million. Interest charges related to such borrowings aggregated $4 million in 1994 and $2 million in 1993.

    The Parent has a revolving credit agreement with the Company under which it may borrow up to $400 million. The Parent agreed to pay interest at 30 day LIBOR plus .0625 of 1%. During 1995, the Parent borrowed $349 million under this agreement. Repayments on the revolving credit agreement for 1995 were $74 million. Interest related to such borrowings aggregated $4 million in 1995. No such loan existed at December 31, 1994.

    The Company has an outstanding note receivable from its Parent as of December 31, 1995. The Parent has agreed to pay interest at 3-month LIBOR plus
 .0625 of 1%. The note is payable in June, 2000. Interest income related to the note was $20 million in 1995.

    The Company transferred its interest in AgriVet, Inc. to its Parent during the fourth quarter of 1995 (See Note (1)) in exchange for a short-term note. This note was repaid in the first quarter of 1996.

    Term obligations payable to its Parent aggregated $63 million at December 31, 1995, $186 million at December 31, 1994 and $156 million at December 31, 1993. Interest expense on these obligations aggregated $13 million in 1995, $13 million in 1994 and $7 million in 1993.

    Short-term note obligations payable to Hoechst AG and its affiliated companies aggregated $360 million at December 31, 1995 and $510 million at December 31, 1994. Interest expense on such obligations aggregated $31 million in 1995, $12 million in 1994 and $6 million in 1993.


(3)     NET RECEIVABLES

                                                1995           1994
                                               ------         ------
                                                    (IN MILLIONS)
Trade....................................      $  945         $  949
Parent and affiliates....................         599             95
Other....................................         410            211
                                               ------         ------
        Subtotal.........................       1,954          1,255
Allowance for doubtful accounts..........         (35)           (31)
                                               ------         ------
        Net receivables..................      $1,919         $1,224
                                               ======         ======

                         HOECHST CELANESE CORPORATION

(3)     NET RECEIVABLES (continued)

    As of December 31, 1995 and 1994, the Company had no significant concentrations of credit risk. Concentrations of credit risk with respect to trade receivables are limited since the Company's customer base is dispersed across many different industries and geographies.

(4)     INVENTORIES

                                                1995           1994
                                                ----           ----
                                                    (IN MILLIONS)
Finished goods...............................   $676           $585
Work-in-process..............................     92             87
Raw materials and supplies...................    174            160
                                                ----           ----
    Subtotal.................................    942            832
Excess of current costs over stated values...    (88)           (70)
                                                ----           ----
    Total inventories........................   $854           $762
                                                ====           ====

    At December 31, 1995, $503 million ($435 million at December 31, 1994) of total inventories were valued by the LIFO method.


(5) INVESTMENTS AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES (IN MILLIONS, EXCEPT NUMBER OF AFFILIATES)

                                                 1995        1994        1993
                                                ------      -----       -----
Total:
        Net sales............................   $  748      $ 598       $ 546
        Net earnings (loss)..................       24         13          (8)
                                                ======      =====       =====
The Company's share:
        Net earnings (loss)..................   $    8      $   -       $  (8)
        Dividends............................        4          8           8
                                                ======      =====       =====
Total assets.................................   $1,048      $ 853       $ 855
Total liabilities............................     (253)      (219)       (265)
Interests of others..........................     (414)      (344)       (320)
                                                ------      -----       -----
        The Company's equity.................      381        290         270
Excess of cost over underlying equity in net
  assets acquired............................       66         68          72
                                                ------      -----       -----
        The Company's investment.............   $  447      $ 358       $ 342
                                                ======      =====       =====
Number of affiliates.........................        9          7           7
                                                ======      =====       =====

                         HOECHST CELANESE CORPORATION

(6)     PROPERTY, PLANT AND EQUIPMENT, NET

                                                         1995           1994
                                                       -------        -------
                                                           (IN MILLIONS)
Land and improvements................................    $   246        $   252
Buildings, improvements and leasehold improvements...        593            585
Machinery and equipment..............................      2,911          3,040
Construction in progress.............................        454            424
Capitalized interest.................................        158            145
                                                         -------        -------
        Subtotal.....................................      4,362          4,446
Accumulated depreciation and amortization............     (1,702)        (1,684)
                                                         -------        -------
        Property, plant and equipment, net...........    $ 2,660        $ 2,762
                                                         =======        =======

    Interest costs capitalized in 1995, 1994 and 1993 were $17 million, $15 million and $20 million, respectively.

(7)     INCOME TAXES

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"), which requires the asset and liability method of accounting for income taxes, and deferred taxes are calculated using enacted tax rates. In addition, FAS 109 significantly changes the accounting for purchase business combinations.

    Prior to FAS 109, acquired assets and liabilities in a purchase business combination were shown net of tax. Under FAS 109, these assets and liabilities are assigned their fair value and deferred taxes are provided on the difference between such values and their tax bases. Accordingly, in adopting FAS 109, the Company adjusted the carrying amount of the assets acquired and liabilities assumed in connection with the 1987 Celanese Corporation acquisition. The noncash effects from the application of FAS 109 were to increase Property, plant and equipment, $178 million; Investments in affiliates, $34 million; Other assets, $10 million and Other liabilities, $64 million. Pretax operating income for the years ended December 31, 1995, 1994 and 1993 was reduced by $40 million due to the increase in depreciation and amortization expense resulting from the higher carrying amounts. The increase in operating expense was offset by a lower deferred tax provision.

                         HOECHST CELANESE CORPORATION

(7)     INCOME TAXES (continued)


                                                                                               1995     1994    1993
                                                                                               ----    -----    ----
                                                                                                  (IN MILLIONS)
Earnings (loss) before income taxes, minority interests and cumulative effect of accounting changes consist of the following:
        United States.....................................................................      $268    $(373)  $128
        Non-U.S...........................................................................       430      272    164
                                                                                                ----    -----   ----
                                                                                                $698    $(101)  $292
                                                                                                ====    =====   ====
The provision (benefit) for income taxes consists of the following:
        Current:        United States (Federal and state).................................      $ 93    $  30   $102
                        Non-U.S...........................................................        94       94     73
                                                                                                ----    -----   ----
                Total current.............................................................       187      124    175
                                                                                                ----    -----   ----
        Deferred:       United States (Federal and state).................................         1     (205)   (45)
                        Non-U.S...........................................................        (7)     (25)   (31)
                                                                                                ----    -----   ----
                Total deferred............................................................        (6)    (230)   (76)
                                                                                                ----    -----   ----
        Income tax provision (benefit)....................................................      $181    $(106)  $ 99
                                                                                                ====    =====   ====
United States income taxes at Federal statutory tax rate..................................      $245    $ (35)  $102
        Increase (decrease) in taxes resulting from:
                Non-deductible depreciation and amortization..............................        10       12     10
                State income taxes, net of Federal income tax benefit.....................        17      (21)     2
                Non-US earnings taxed at different rates..................................       (61)     (20)   (10)
                Additional tax (benefit) provision........................................       (20)     (53)     3
                Other.....................................................................       (10)      11     (8)
                                                                                                ----    -----   ----
        Income tax provision (benefit)....................................................      $181    $(106)  $ 99
                                                                                                ====    =====   ====

                         HOECHST CELANESE CORPORATION

(7)     INCOME TAXES (continued)

        The tax effects of the temporary differences which give rise to significant portion of deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                                                1995     1994
                                                                ----     ----
                                                                (IN MILLIONS)
Postretirement obligations...................................   $232     $239
Accrued expenses.............................................    264      266
State income taxes and net loss carryforwards................     58       36
Alternative minimum tax carryforward.........................     14       12
Other........................................................     40       45
                                                                ----     ----
        Gross deferred tax assets............................    608      598
        Valuation allowance..................................    (24)       -
                                                                ----     ----
        Net deferred tax asset...............................    584      598

Depreciation.................................................    330      342
Interest.....................................................      5        1
Inventory....................................................     64       66
Non-U.S. investments.........................................     18       27
Other........................................................      9        8
                                                                ----     ----
        Gross deferred tax liabilities.......................    426      444
                                                                ----     ----
        Net deferred tax asset...............................   $158     $154
                                                                ====     ====


    The cumulative effect of adopting FAS 109 as of January 1, 1993 amounted to $30 million and is included as part of the increase to deferred income taxes in the Consolidated Balance Sheets and a charge to the Consolidated Statements of Earnings as of December 31, 1993. The net adjustment represents the establishment of deferred taxes primarily due to differences between the book and tax bases of LIFO inventories and the adjustment of deferred taxes to reflect the currently enacted tax rate.

    A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance for state net operating loss carryforwards which may not be realizable. Based on the Company's historical and current pretax earnings, management believes it is more likely than not that the Company will realize the benefit of the remaining deferred tax assets existing at December 31, 1995 and 1994. Further, management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income.

    A financial reporting basis of investments in certain non-U.S. subsidiaries differs from their tax basis. In accordance with FAS 109, a deferred tax liability is not recorded on this temporary difference because the investments are essentially permanent in duration. A reversal of the Company's plans to permanently reinvest in these operations would cause such temporary differences to become taxable. At December 31,1995 and 1994 these temporary differences were approximately $521 and $374 million, respectively. A determination of the amount of unrecognized deferred tax liability related to these investments is not practicable.

                         HOECHST CELANESE CORPORATION

(8)     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                               1995      1994
                                                              ------    ------
                                                               (IN MILLIONS)
Accounts payable, trade...................................    $  476    $  409
Accounts payable, parent and affiliate....................       349       546
Accrued salaries and benefits.............................       197       148
Accrued environmental costs...............................        97        87
Other.....................................................       834       578
                                                              ------    ------
        Total accounts payable and accrued liabilities....    $1,953    $1,768
                                                              ======    ======


(9)     LONG-TERM DEBT

                                                               1995      1994
                                                               ----     ------
                                                                (IN MILLIONS)
Term notes:
        9.625% notes, due 1999............................     $250     $  250
        6.125% notes, due 2004............................      250        250
        7.125% medium-term notes, due 2009................      100        100
        6.89% term note payable to parent, due 1998.......       60        100
        8.48% senior promissory notes, due 1995-2002......       30         35
        7.5% medium-term notes, due 2004..................       30         30
        9.8% medium-term notes, due 2013 and 2018.........       25         25
        8.25% term note payable to parent, due 1997.......        -         80
        Other.............................................       20         20
Pollution control and industrial revenue bonds, interest
  rates ranging from 5.2% to 9.0% (as adjusted annually),
  due at various dates through 2017.......................      194        184
Other.....................................................        3          8
                                                               ----     ------
        Total long-term debt..............................     $962     $1,082
                                                               ====     ======

    The Company has an unused commercial paper program aggregating $600 million.

    The Company has revolving credit agreements with banks that provide for loans up to $50 million through October, 1996. Under these agreements, the company pays a commitment fee of 3/16 of 1% per annum based on unused amounts. The Company has additional revolving credit agreements with several banks that provide for loans up to $550 million for a renewable term of 364 days. The Company pays a commitment fee of 1/16 of 1% per annum based on unused amounts. The above described credit lines provide the credit backup for the Company's commercial paper program. The credit lines were unused at December 31, 1995 and 1994. The Company had letters of credit outstanding amounting to $242 million at December 31, 1995 and $130 million at December 31, 1994.

    The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company's derivative policy provides the ability to lock in optimal rates for future/existing borrowings and promotes the achievement of a desired level of fixed/floating rate mix. The Company enters into interest rate swap and cap agreements to reduce costs inherent in the Company's debt portfolio. Regarding interest rate swap transactions, interest balances due to timing differences are recorded appropriately in the Consolidated Balance Sheets; up front receipts are included in deferred revenue and are netted in interest expense over the term of the agreement. Amounts received under interest rate cap agreements are netted against

                         HOECHST CELANESE CORPORATION

(9) LONG-TERM DEBT (continued)

interest expense. The premium paid for the cap is included in Other assets in the Consolidated Balance Sheets and is amortized to interest expense over the term of the agreement. At December 31, 1995, the Company had open interest rate swaps and cap positions with a notional amount of $412 million. The Company's exposure to counterparty financial instruments is not material.

    The Company's debt instruments include covenants, as defined in the loan agreements, that require maintenance of consolidated net worth of not less than $2.3 billion, and the limitation of dividends and other restricted payments. At December 31, 1995, $573 million was available for dividends or other restricted payments under existing loan agreements. The Company intends to continue its current policy to pay dividends to its Parent at the discretion of the Company's Board of Directors.

    Annual maturities of long-term debt each year for the next five years are:
$6 million in 1996; $6 million in 1997; $66 million in 1998; $262 million in 1999; and $6 million in 2000.


(10)    OTHER LIABILITIES

                                                               1995     1994
                                                              ------   ------
                                                               (IN MILLIONS)
Pension and benefit obligations..........................     $  785   $  688
Other....................................................        482      414
                                                              ------   ------
        Total other liabilities..........................     $1,267   $1,102
                                                              ======   ======

(11)    BENEFIT PLANS

    The Company has several defined-benefit pension plans covering substantially all employees. Benefit formulas are based on years of service and compensation levels or years of service and negotiated benefits. The pension plans in the United States are being funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

    Net periodic pension cost for defined-benefit pension plans consists of the following:

                                                         1995    1994    1993
                                                        -----    ----   -----
                                                            (IN MILLIONS)
Service cost benefits earned during the period........  $  63    $ 57    $  57
Interest cost on projected benefit obligation.........    128     115      108
Actual return on plan assets..........................   (217)    (52)    (137)
Net amortization and deferral.........................    126     (37)      48
                                                        -----    ----    -----
        Net periodic pension cost.....................  $ 100    $ 83    $  76
                                                        =====    ====    =====

                         HOECHST CELANESE CORPORATION

(11)       BENEFIT PLANS (continued)

        The actuarial computations, based on the projected unit credit method, assumed a discount rate of 7.25%, 8.25% and 7.5% in 1995, 1994 and 1993, respectively. The assumed rate of return was 9.0% in 1995, 1994 and 1993, respectively. The assumed rate of increase in compensation levels was 4.25%, 5.0% and 4.5% in 1995, 1994 and 1993, respectively.

    The following table sets forth the funded status of the Company's qualified plans and the amounts recog-nized in the Company's Consolidated Balance Sheets at December 31, 1995 and 1994:

                                                                 1995    1994
                                                                ------  ------
                                                                (IN MILLIONS)
Actuarial present value of benefit obligation:
        Vested benefit obligation.............................  $1,419  $1,107
                                                                ======  ======
        Accumulated benefit obligation........................  $1,469  $1,159
                                                                ======  ======
Projected benefit obligation..................................  $1,733  $1,425
Plan assets at fair value.....................................   1,282   1,103
                                                                ------  ------
Projected benefit obligation in excess of plan assets.........     451     322
Unrecognized prior service cost...............................     (84)    (56)
Unrecognized net loss from past experience different from that
  assumed.....................................................    (251)   (140)
Unrecognized net asset being recognized over 7 to 18 years....      33      44
Additional minimum liability..................................      80       -
                                                                ------  ------
        Accrued pension obligation............................  $  229  $  170
                                                                ======  ======

    Assets of the Company's pension plans consist of equity and fixed income securities, real estate and deposit administration contracts maintained in master trust funds, which are managed by various investment managers appointed by the Company.

    The Company has various investment savings plans for certain employees, some of which qualify under Section 401(k) of the Internal Revenue Code. The Company's contributions to the plans are based on specified percentages of employee contributions and aggregated $35 million in 1995, $36 million in 1994 and $33 million in 1993.

    The Company provides certain of its employees with non-qualified supplemental retirement benefits. The accumulated benefit obligation of these benefits totaled $121 million in 1995 and $103 million in 1994.

                         HOECHST CELANESE CORPORATION

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

    Net Periodic Postretirement Benefit Cost included the following components:

                                                                 1995     1994
                                                                 ----     ----
                                                                 (IN MILLIONS)
Service cost on benefits earned..............................     $ 8      $ 8
Interest cost on accumulated postretirement benefit
   obligation................................................      29       28
                                                                  ---      ---
Net periodic postretirement benefit cost.....................     $37      $36
                                                                  ===      ===

    The following table sets forth the unfunded status of the plans, which represents the accrued postretirement benefit obligation recognized in the Company's Consolidated Balance Sheets at December 31, 1995 and 1994:

                                                                 1995    1994
                                                                 ----    ----
                                                                 (IN MILLIONS)
Accumulated postretirement benefit obligation:
Retirees.....................................................    $259    $245
Active plan participants.....................................     153     126
                                                                 ----    ----
Accumulated postretirement benefit obligation................     412     371

Unrecognized net loss........................................     (34)     (7)
                                                                 ----    ----
Accrued postretirement benefit obligation....................    $378    $364
                                                                 ====    ====


    For measuring the expected postretirement benefit obligation, the Company assumed a 9.45% rate of increase in the per capita claims cost in 1995 and assumed that the rate would decrease gradually over a six year period to 5.5% and remain at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25%, 8.25% and 7.5% at December 31, 1995, 1994 and 1993, respectively.

    If the health care cost trend were increased 1%, the accumulated postretirement benefit obligation as of December 31, 1995 would have increased by approximately $20 million, or 5%. The effect of the change on the aggregate of service and interest cost for 1995 would be an increase of approximately $2 million, or 5%.

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


(13)    LEASED ASSETS AND LEASE COMMITMENTS

    At December 31, 1995, minimum lease commitments under long-term operating leases are as follows:

                                             (IN MILLIONS)
1996.....................................         $ 47
1997.....................................           34
1998.....................................           32
1999.....................................           28
2000.....................................           22
Later years..............................           27
Sublease income..........................           (4)
                                                  ----
        Minimum lease commitments........         $186
                                                  ====

    Total minimum rent charged to operations under all operating leases was $57 million in 1995, $60 million in 1994 and $61 million in 1993.

    Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

                         HOECHST CELANESE CORPORATION

(14)    SEGMENT AND GEOGRAPHICAL INFORMATION


                                                                                                  TOTALS AS
                                                    SPECIALTIES                                    SHOWN IN
                                                       AND                       CORPORATE/      CONSOLIDATED
                                           FIBERS    ADVANCED      ADVANCED     ELIMINATIONS      FINANCIAL
                               CHEMICALS  AND FILM   MATERIALS   TECHNOLOGY(a)    & OTHER        STATEMENTS
                               ---------  --------   ---------   ------------   -----------      ------------
                                                               (IN MILLIONS)
1995:
Net sales.....................   $2,356    $3,771     $1,586        $   1         $ (319)           $7,395
Operating income..............      582       446         10         (100)          (354)(b)           584
Depreciation/amortization(c)..      137       184        113           17             21               472
Capital expenditures..........      109       293         67           11              6               486
Total assets..................    2,765     2,541      1,380           68          1,563             8,317

1994:
Net sales.....................   $1,904    $3,542     $1,633        $   2          $(207)           $6,874
Operating loss................      290       350         27          (87)          (619)(b)           (39)
Depreciation/amortization(d)..      146       203        113           18             (3)              477
Capital expenditures..........       96       257         94           14              7               468
Total assets..................    2,557     2,493      1,599           70          1,056             7,775

1993:
Net sales.....................   $1,774    $3,104     $1,498        $   2         $ (207)           $6,171
Operating income..............       88       415          9          (88)          (122)              302
Depreciation/amortization(e)..      154       165        138           14             15               486
Capital expenditures(f).......       98       322        101           11              5               537
Total assets..................    2,599     2,582      1,443          100            887             7,611

----------------------------
(a) Beginning in 1993, the Company segregated amounts associated with Advanced Technology. This new segment represents research and development costs to seed and develop new businesses. When projects or businesses become viable, they are transferred to the appropriate operating segment.

(b)    Includes special charges. See Note (16).

(c) Includes $6 million of depreciation reserves for asset write-downs related to the 1995 special charges.

(d) Includes $18 million of depreciation reserves for asset write-downs related to the 1994 special charges.

(e) Includes $15 million of depreciation and a $4 million reserve for asset impairment related to the 1993 realignment program.

(f) Includes $3 million of assets related to the purchase of certain businesses.

                         HOECHST CELANESE CORPORATION

(14)    SEGMENT AND GEOGRAPHICAL INFORMATION (continued)

    The following table presents financial information based on the geographic location of the manufacturing facilities of the Company:

                                         UNITED                          OTHER REGIONS/
                                         STATES  MEXICO  CANADA  EUROPE   ELIMINATIONS    TOTAL
                                         ------  ------  ------  ------  --------------   -----
                                                           (IN MILLIONS)
1995:
Net sales(a)..........................   $5,602  $  912   $406    $457     $    18       $7,395
Transfers between geographic areas(b).      335     232    211       4        (782)           -
                                         ------  ------   ----    ----     -------       ------
        Total.........................   $5,937  $1,144   $617    $461     $  (764)      $7,395
                                         ======  ======   ====    ====     =======       ======
Operating income......................   $  210  $  235   $160    $  8     $   (29)      $  584

Total assets..........................   $6,957  $  663   $465    $134     $    98       $8,317


1994:
Net sales(a)..........................   $5,251  $  820   $424    $357     $    22       $6,874
Transfers between geographic areas(b).      266     171    192       -        (629)           -
                                         ------  ------   ----    ----     -------       ------
        Total.........................   $5,517  $  991   $616    $357     $  (607)      $6,874
                                         ======  ======   ====    ====     =======       ======
Operating loss........................   $ (339) $  102   $179    $ 14     $     5       $  (39)

Total assets..........................   $7,887  $  684   $469    $158     $(1,423)      $7,775

1993:
Net sales(a)..........................   $4,846  $  675   $293    $340     $    17       $6,171
Transfers between geographic areas(b).      198     121    160       1        (480)           -
                                         ------  ------   ----    ----     -------       ------
        Total.........................   $5,044  $  796   $453    $341     $  (463)      $6,171
                                         ======  ======   ====    ====     =======       ======

Operating income......................   $  176  $   36   $ 81    $ 14     $    (5)      $  302

Total assets..........................   $6,936  $  938   $278    $139     $  (680)      $7,611

-----------------------
(a) Included in United States net sales are export sales of $1,163 million in 1995, $930 million in 1994 and $838 million in 1993.

(b) Product transfers between geographic areas are priced on a basis intended to reflect, as nearly as practicable, the prevailing market value of the products transferred.

                         HOECHST CELANESE CORPORATION

(15)   COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in a number of lawsuits, including environmental, product liability and personal injury actions (see Note (18) for discussion of environmental). Certain of these lawsuits are or purport to be or have been preliminarily certified as class actions. In some of these cases, claimed damages are substantial. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits, management believes, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcome will not have a material adverse effect on the consolidated financial position of the Company.

    The Company is named as a defendant in thirty-six putative class actions, three of which have been certified as class actions as well as a defendant in other non-class actions filed in twelve states ("the Plumbing Actions"). In these lawsuits the plaintiffs typically seek recovery for alleged property damage to housing units, mental anguish from the alleged failure of polybutylene plumbing systems, and punitive damages and, in certain cases, additional damages under the Texas Deceptive Trade Practices Act. The other defendants include United States Brass Corporation ("U. S. Brass") (formerly a wholly owned subsidiary of Household International, Inc.), Vanguard Plastics, Inc. ("Vanguard"), Shell Oil Company ("Shell") and E. I. duPont de Nemours & Co.,Inc ("duPont").

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

    In November 1995, the Company, Shell and duPont entered into a national class action settlement, which has been approved by the Courts, subject to appeals. Outside counsel believes that the Company has a substantial probability of prevailing on any such appeals. The settlement calls for the replacement of plumbing systems of claimants who have had qualifying leaks. Furthermore, the three companies have agreed to fund such replacements up to U.S. $950 million. The allocation of the payments already made and future payments between the affected companies has not been finally determined. There are additional pending lawsuits not covered by this settlement. In December 1995, the Company and Shell reached agreement to settle 60,000 claims which were not part of the national class action and which comprise substantially all of the remaining active claims against the Company. This settlement is on terms similar to the class action settlement.

    The Company is not liable for any alleged defects in such systems, which were designed, manufactured and marketed by other companies. Nonetheless, the Company has agreed to participate in the settlement to reduce litigation expenses and to provide relief to qualifying homeowners with polybutylene plumbing problems.

    The Company has accrued its best estimate of its share of the Plumbing Actions. Due to the many variables involved in the estimation process, as facts and circumstances change, the estimate will be adjusted. Since the Company was only one of the suppliers of a resin used in part of the plumbing systems and not a manufacturer or marketer of these systems, the Company does not know the number of units that contain the plumbing systems,

                         HOECHST CELANESE CORPORATION

(15)   COMMITMENTS AND CONTINGENCIES (continued)

the number of systems that will fail, if any, or the extent of any failures. Based on settlement agreements signed with several insurers and the opinion of counsel as to the outcome of current litigation with the remaining insurers, management believes that the expenses related to the Plumbing Actions are substantially covered by insurance.

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

    Management believes that the plumbing claims will not have a material adverse effect on the consolidated financial position of the Company.

    At December 31, 1995, there were outstanding commitments relating to capital projects of approximately $153 million.


(16)    SPECIAL CHARGES

    In 1995, the Company recorded a special charge of $192 million ($115 million, net of tax), for potential additional costs pertaining to pending and future product liability claims, net of probable insurance recoveries, relating to certain plumbing systems using fittings manufactured by other companies from acetal copolymer resin sold by the Company, and the expected cost and expenses relating to the write-down of assets and additional environmental remediation exposure associated mostly with the Specialities and Advanced Materials segment.(See Notes (15) and (18) for additional information relating to the class action and environmental, respectively.)

    During 1994, the Company recorded a special charge of $532 million ($319 million, net of tax). This charge included the expected costs pertaining to pending and future product liability claims, net of probable insurance recoveries, relating to certain plumbing systems using fittings manufactured by other companies from acetal copolymer resin and additional environmental remediation exposures. In addition, this special charge includes the expected costs and expenses relating to the reduction in the workforce and the write-down of assets associated mostly with the Specialties and Advanced Materials segment.

    During 1993, the Company realigned its North American, principally Mexican, chemicals operations and charged $29 million to Chemicals operating income, $19 million of which related to the write-down of property, plant and equipment.

                         HOECHST CELANESE CORPORATION

(17)    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Summarized below are the carrying values and fair values of the Company's financial instruments as of December 31, 1995 and 1994. The fair value represents the Company's estimate and, therefore, should not be construed as the value that the Company would receive or give up for a financial instrument.

    Included in other assets are certain investments accounted for under the cost method. In general, the investments are not publicly traded and, therefore, fair values are not readily determinable; the Company believes that the carrying value approximates the fair value.

    The fair value of the Company's long-term debt and derivative financial instruments is estimated based on quotations from investment bankers and on current rates of debt for similar types of issues. The fair value on derivative financial instruments related to debt is equal to the unrealized gain (loss).

    The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, net receivables, notes payable, trade payables and the current installments of long-term debt approximates fair market value, due to the short maturity of these instruments.

                                               1995                             1994
                                      ---------------------            ---------------------
                                      Carrying        Fair             Carrying        Fair
                                       Amount         Value             Amount         Value
                                      --------        -----            --------        -----
Other assets - investments..........    $ 59          $   59            $   57         $   57
Long-term debt......................     962           1,037             1,082          1,034
Debt related derivative instruments.       -              (5)                -             (3)


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

    The Company may be subject to substantial claims brought by Federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the Federal Comprehensive Environmental Response Compensation and Liability Act ("Superfund") and related state laws for investigation and cleanup costs at approximately 100 sites. At most of these sites, numerous companies, including either the Company or one of its predecessor companies, have been notified that the United

                         HOECHST CELANESE CORPORATION

(18)   ENVIRONMENTAL (continued)

States Environmental Protection Agency ("EPA"), state governing body or private individuals consider such companies to be potentially responsible parties ("PRPs") under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot determine accurately its ultimate liability for investigation or cleanup costs at these sites. Expenditures (including third party and divested sites) for investigation, cleanup and related activities have been $31 million for the three years ended December 31, 1995, with expenditures in no year greater than $12 million.

    As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers: its shipments of waste to a site; its percentage of total waste shipped to the site; the types of wastes involved; the conclusions of any studies; the magnitude of any remedial actions that may be necessary; and the number and viability of other PRPs. Often the Company will join with other PRPs to sign joint defense agreements that will settle, among the PRPs, each party's percent allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available.

    In 1995, 1994 and 1993 the total environmental costs charged to operations for remediation efforts amounted to $101 million, $105 million and $34 million, respectively. As of December 31, 1995 and 1994, the Company's total environmental liability recognized in the financial statements is $272 million and $208 million. The amounts are neither reduced for anticipated insurance recovery nor discounted from the anticipated payment date. Moreover, environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with certainty.

    Management believes that environmental costs will not have a material adverse effect on the financial position of the Company.

--------------------------------------------------------------------------------
REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

The Board of Directors
Hoechst Celanese Corporation:

    We have audited the accompanying consolidated balance sheets of Hoechst Celanese Corporation as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hoechst Celanese Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As discussed in Notes 7 and 12 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and No. 112, "Employers' Accounting for Postemployment Benefits" in 1993.



                                                          KPMG PEAT MARWICK LLP

Short Hills, New Jersey
January 30, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no change of accountants or reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 1995.



                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of Hoechst Celanese are as follows:

        Name           Age      Position(s) with the Company
        ----           ---      ----------------------------
Guenter Metz..........  60      Chairman of the Board of Directors

Thomas F. Kennedy(1)..  53      President, Chief Executive Officer and Director

Harry R. Benz(1)......  58      Senior Vice President--Finance, Chief Financial Officer
                                 and Director

William B. Harris(1)..  49      Senior Vice President and Director

Klaus Warning(1)......  46      Senior Vice President and Director

Richard Bailey(1).....  50      Senior Vice President--Strategic Resources Management
                                 and Director

David A. Jenkins......  54      Vice President--General Counsel and Director

Perry Premdas.........  43      Vice President and Treasurer

Klaus Schmieder.......  47      Vice President

Raymond W. Smedley....  55      Vice President and Controller

-----------------
(1) Member of Executive Committee, a committee of the Board of Directors.

All directors of the Company have been appointed for a term commencing October 9, 1995, except for Dr. Bailey who became a director on February 26, 1996. All terms of directors will end on the date of the next annual stockholder meeting.

All executive officers were appointed for a term commencing October 17, 1995 except for the following: Mr. Kennedy's term as President and Chief Executive Officer of the Company commenced January 1, 1996. Dr. Bailey's and Mr. Premdas' terms commenced January 1, 1996. All terms of executive officers will end at the first meeting of the Board following the next annual stockholder meeting.

Dr. Metz has been Director and Chairman of the Company since January 1,
1995. He has been a Director of Hoechst Corporation since February 1987 and has been Chairman of Hoechst Corporation since April 1994. From October 1986 to February 1987 he was a Director of American Hoechst Corporation ("AHC"). Since April 1988 he has been Deputy Chairman of the Board of Management of Hoechst AG. Since April 1994 he has been responsible for all Hoechst Group activities in North America. Dr. Metz has been with Hoechst AG for 33 years and is a resident of the Federal Republic of Germany.

Mr. Kennedy has been President and Chief Executive Officer since January 1, 1996, Executive Vice President of the Company from April 1992 until December 31, 1995, and Director of the Company since March 1989. On January 1, 1995, he was appointed President of Hoechst Global Basic Chemicals. He was Group President of the Chemical Group from July 1989 to March 1992. From March 1989 to March 1992 he was Vice President of the Company. Prior to that, he was President of the Chemical Group from March 1989 to June 1989, Executive Vice President of the Chemical Group from January 1988 to February 1989 and Executive Vice President of Celanese Chemical Company, Inc. from September 1986 until December 1987. He previously served as Vice President and General Manager of Filter Products from October 1984 to September 1986. Prior to that, he was Business Director of Celanese Chemical Company, Inc.

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

Mr. Harris has been Senior Vice President of the Company and President of Hoechst Fibers Worldwisde since May 1, 1994. He was President of Textile Fibers Group from January 1990. From January 1988 to May 1994 he was Vice President of the Company. He served as Treasurer of the Company from January 1988 until March 1989 and Executive Vice President, Textile Fibers Group from April 1989 until December 1989. He was formerly President of Celanese Fibers Operations, Ltd. from September 1986 until January 1988 and Vice President and General Manager of Polymer and Filter Products from September 1986 until December 1987. He served as Vice President, Administration of Celanese Fibers from November 1984 until August 1986. From May 1984 he was Executive Vice President of Celanese Canada Inc. and from November 1982 until April 1984 he was Vice President, Finance of Celanese Canada Inc.

Dr. Warning has been Senior Vice President of the Company since January 1, 1996, Vice President of the Company from May 1995 until December 1995 and a Director of the Company since May 1995. He has been Deputy Head of Global Specialty Chemicals Division since January 1, 1995. From July 1994 to December 1994, he served as head of the Surfactants and Auxiliaries Division of Hoechst AG.

Dr. Bailey has been Senior Vice President of Strategic Resources Management of the Company since January 1, 1996 and Directory of the Company since February 1996. He was Corporate Vice President, Human Resource and Corporate Relations of HMRI from January 1992 to December 1995. From December 1990 to December 1991, he was Managing Director (Vice President) Global Research and Development of HMRI.

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

Mr. Premdas has been Vice President of the Company since January 1, 1996. He was Vice President and General Manager of the Enco Division of the Company from October 1992 to December 1995. From September 1990 to September 1992 he was assigned to Herberts GmbH, a member of the Hoechst Group.

Mr. Schmieder has been Vice President and Treasurer of the Company since January 1, 1992 and Treasurer of the Company from January 1, 1992 to January 1, 1996. He was Regional Manager for the Asia/Pacific Region of Hoechst AG from January 1990 to December 1991. From 1987 to December 1989 he worked on various assignments in the Central Staff and Legal Departments of Hoechst AG. From 1977 to 1987 he was in the Legal Department of Hoechst AG. Mr. Schmieder has been with Hoechst AG for 19 years.

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

Compensation Table

The following table sets forth the total amount of cash compensation paid to the named executives in 1995, 1994 and 1993.

                                                                            Long-Term
                                                   Annual Compensation      Compensation
Name and                                         -----------------------    -------------     All Other
Principal Position                      Year       Salary     Bonus(1)      LTIP Payouts    Compensation(2)
------------------------------------------------------------------------------------------------------------
Karl G. Engels(3)                       1995      $464,616      $625,000       $153,750       $23,231
President, Chief Executive Officer      1994       351,731       460,000         55,200        16,082
                                        1993       261,923       230,000        140,000        13,096

Thomas F. Kennedy                       1995       385,962       625,000        215,250        19,298
President, Chief Executive Officer      1994       371,231       350,000         59,800        18,561
                                        1993       355,885       285,000        239,200        15,000

William B. Harris                       1995       360,962       475,000         86,100        18,048
Senior Vice President                   1994       260,942       350,000         27,600        13,609
                                        1993       214,673       117,000        110,400        10,734

Harry R. Benz                           1995       335,962       450,000        153,750        16,798
Senior Vice President                   1994       321,635       270,000         55,200        16,082
                                        1993       308,596       225,000        216,400        15,000

David A. Jenkins                        1995       253,308       225,000         98,400        12,665
Vice President - General Counsel        1994       243,308       130,000         36,800        12,166
and Director                            1993       232,500       120,000        147,200         7,929
----------------------------------------------------------------------------------------------------------

---------------
(1) Bonus paid early in the following year for services rendered in each of the listed years.
(2)   Company contribution to Savings Plan.
(3) Retired from the Company effective January 1, 1996. He is currently serving as Chief Executive Officer of Wacker-Chemie GmbH, an affiliate of the Hoechst Group.

1994 Long-Term Incentive Awards Table

The following table sets forth the awards made under the Company's Long-Term Incentive Award Plan to the named executives in 1995.

            Long-Term Incentive Plans - Awards in Last Fiscal Year


                                                    Estimated Future Payouts
                      Number of  Period Until  ------------------------------------
     Name               Units      Payout      Threshold      Target       Maximum
-----------------------------------------------------------------------------------
Karl G. Engels          4,000     3 Years      $100,000      $400,000     $600,000
Thomas F. Kennedy       3,000     3 Years        75,000       300,000      450,000
William B. Harris       3,000     3 Years        75,000       300,000      450,000
Harry R. Benz           2,500     3 Years        62,500       250,000      375,000
David A. Jenkins        1,600     3 Years        40,000       160,000      240,000
-----------------------------------------------------------------------------------

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


                            Pension Plan Table (1)
                            ----------------------
           Benefits for Representative Years of Credited Service (2)
           ---------------------------------------------------------

Final Average
Earnings (3)          15        20        25        30        35
                     ----      ----      ----      ----      ----
  $  100,000      $ 55,000  $ 60,000  $ 60,000  $ 60,000  $ 60,000
     200,000       110,000   120,000   120,000   120,000   120,000
     300,000       165,000   180,000   180,000   180,000   180,000
     400,000       220,000   240,000   240,000   240,000   240,000
     500,000       275,000   300,000   300,000   300,000   300,000
     600,000       330,000   360,000   360,000   360,000   360,000
     700,000       385,000   420,000   420,000   420,000   420,000
     800,000       440,000   480,000   480,000   480,000   480,000
     900,000       495,000   540,000   540,000   540,000   540,000
   1,000,000       550,000   600,000   600,000   600,000   600,000
   1,100,000       605,000   660,000   660,000   660,000   660,000
   1,200,000       660,000   720,000   720,000   720,000   720,000

--------
(1) This table represents total benefits payable from both the Hoechst Celanese Retirement Plan and the Hoechst Celanese Executive Pension Plan. Messrs. Kennedy, Harris, Benz and Jenkins are participants in both of these plans. Mr. Engels is covered by the Hoechst AG Pension Plan. Benefits from the Executive Pension Plan are only payable in the event the executive retires directly from employment with the Company.

(2) Amounts shown assume the executive retires at age 65 (or earlier if certain years of service requirements with the Company are met) and are paid annually for the remainder of the executive's life regardless of marital status. Benefits listed in the table are not subject to any deduction for Social Security.

(3) Final Average Earnings are defined in the plans as the average of the three highest years' earnings (base salary plus bonus) out of the last 10 years before retirement. The Final Average Earnings for Messrs Kennedy, Harris, Benz and Jenkins are approximately $641,611; $473,444 and $555,375, and $320,528 respectively. The approximate years of Credited Service of the executives covered by the plans are: Mr. Kennedy, 29 years; Mr. Harris, 21 years; Mr. Benz, 24 years and Mr. Jenkins, 21 years.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Collectively, the directors and executive officers of the Company beneficially own less than 1% of the outstanding capital stock of Hoechst AG. Each of Messrs. Benz and Kennedy serves on the Board of Directors of Celanese Canada Inc. Each of Messrs. Benz and Kennedy own 300 shares of its common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Hoechst AG

The Company is wholly owned by Hoechst Corporation, which in turn is wholly owned by Hoechst AG, a large chemical and pharmaceutical company headquartered in Frankfurt, Federal Republic of Germany. Hoechst AG is a publicly held company whose shares are listed and traded on a number of major stock exchanges in Europe including the Frankfurt, Federal Republic of Germany; London, United Kingdom; and Geneva, Switzerland stock exchanges and on the Tokyo stock exchange in Japan.

Because the Company and other members of the Hoechst Group are engaged in similar industries, there may arise conflicts of interest between the Company and other members of the Hoechst Group. The Hoechst Group is undergoing a worldwide reorganization pursuant to which, among other things, certain officers of the Company are responsible for the basic chemicals and fibers businesses globally. Strategies are being developed and coordinated on a divisional-worldwide basis. Affiliated subsidiaries, including the Company, are responsible for implementing such strategies and providing the necessary operational infrastructure in running the various businesses within such subsidiaries. As a result, situations have arisen and could in the future arise where resources and business are shifted among profit centers, including the Company, depending on the overall needs of the worldwide business divisions.

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

Exhibit
Number                             Description
-------                            -----------
10.1       Agreement containing Consent Order and Agreement to Hold Separate, dated February 19, 1987, among Hoechst AG, AHC, Celanese and the
           United States Federal Trade Commission (filed as an Exhibit to the
           Company's Form S-1 Registration Statement No. 33-13326 filed April
           10, 1987, and incorporated herein by reference).

10.2 Technology Cooperation and License Agreement between Hoechst AG and the Company as of January 1, 1988 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
           1987, and incorporated herein by reference).

10.3 Summary of AHC Medical Program Policy provisions applicable to former members of the AHC Executive Committee (filed as an Exhibit to the Company's Form S-1 Registration Statement No. 33-13326 filed April
           10, 1987, and incorporated herein by reference).

10.4       Summary of AHC Executive Retiree Life Insurance Program (filed as an
           Exhibit to the Company's Form S-1 Registration Statement No. 33-13326 filed April 10, 1987, and incorporated herein by reference).

10.5       The Hoechst Celanese Executive Pension Plan, as amended, as of
           November 1, 1991 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

10.6       Supplemental Pension Plan to Retirement Plan (formerly the Celanese
           Supplemental Pension Plan to the Celanese Retirement Income Plan)
           (filed as an Exhibit to the Celanese Annual Report on Form 10-K (File
           No. 1-1308) for the fiscal year ended December 31, 1977, and incorporated herein by reference).

10.7 Grantor Trust Agreement, between Celanese and Bankers Trust Company dated December 27, 1985, for payment of benefits under the Executive
           Pension Plan (filed as an Exhibit to the Celanese Annual Report on
           Form 10-K (File No. 1-1308) for the fiscal year ended December 31,
           1985, and incorporated herein by reference).

10.8       The Hoechst Celanese Executive Medical and Dental Plan, effective
           January 1, 1989 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

10.9       Employment Agreement, dated January 21, 1987, between Celanese and
           Joseph H. Patterson (filed as an Exhibit to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

10.10      Summary of Management Incentive Plan (filed as an Exhibit to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           1987, and incorporated herein by reference).

10.11      Hoechst Celanese Long-Term Incentive Plan, effective January 1, 1989
           (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

10.12      A description of the Hoechst Celanese Executive Benefits
           Reimbursement Program (filed as an Exhibit to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

Exhibit
Number                         Description
-------                        -----------
10.13      Agreement, dated December 7, 1994, between the Company and Joseph H.
           Patterson, (filed as an Exhibit to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1994, and incorporated herein as referenced).

12         Computation of Ratio of Earnings to Fixed Charges.
21         Subsidiaries.


                                                 Where
                     Name                     Incorporated
        Celanese Canada, Inc.                    Canada
        Celanese Engineering Resins, Inc.       Delaware
        Grupo Celanese S.A.                      Mexico
        Hoechst Celanese Chemicals, Inc.        Delaware

23         Consent of Independent Accountants.

24.1 Powers of attorney, dated February 27, 1996, for directors and officers of the Company authorizing Harry R. Benz, Thomas F. Kennedy and/or David A. Jenkins to sign this 10-K on their behalf.

24.2 Certified copy of resolution adopted by the Board of Directors of the Company on February 12, 1996, authorizing officers to sign this 10-K on behalf of the Company pursuant to powers of attorney.

27         Financial Data Schedule (included in electronic filing only)

(b) Reports on Form 8-K

        During the quarter ended December 31, 1995, no reports on Form 8-K were filed.

                                  SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Hoechst Celanese has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Hoechst Celanese Corporation


                                      By:       /s/ Thomas F. Kennedy
                                          ----------------------------------
                                                  Thomas F. Kennedy
                                          President, Chief Executive Officer
                                                     and Director

March 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 21, 1996, by the following persons on behalf of the registrant and in the capacities indicated.


        Signature                                      Title
        ---------                                      -----
Principal Executive Officer:

/s/ Thomas F. Kennedy                    Director, President and
-----------------------------            Chief Executive Officer
    Thomas F. Kennedy


Principal Financial Officer:

/s/ Harry R. Benz                        Director, Senior Vice President--
------------------------------           Finance and Chief Financial Officer
    Harry R. Benz


Principal Accounting Officer:

/s/ Raymond W. Smedley                   Vice President and Controller
-------------------------------
    Raymond W. Smedley


Directors:

Guenter Metz*                            Director
William B. Harris*                       Director
David A. Jenkins*                        Director
Klaus Warning*                           Director
Richard Bailey*                          Director

--------------
*Thomas F. Kennedy, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons, filed with the Securities and Exchange
Commission.


                                        By:     /s/ Thomas F. Kennedy
                                            ------------------------------
                                                  Thomas F. Kennedy
                                                   Attorney-in-Fact

Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Securities Exchange Act of 1934 (the "Act") by registrants which have not registered securities pursuant to Section 12 of the Act:

Hoechst Celanese Corporation is a wholly owned subsidiary of Hoechst Corporation. Accordingly, no annual report or proxy material has been sent to security holders.

a)(2)   Financial Statement Schedules

The following additional financial information is filed as part of this report and should be read in conjunction with the Consolidated Financial
Statements:

 10-K                                                       page
Schedule                                                    ----
--------
                Report of Independent Auditors               50
        V       Property, Plant and Equipment                46
        VI      Accumulated Depreciation and Amortization
                of Property, Plant and Equipment             47
        IX      Short-term Borrowings                        48
        X       Supplementary Income Statement Information   49

Schedules not included with this additional financial information have been omitted either because they are not applicable or because the required information is shown in the financial statements or notes thereto.

                  EXHIBITS TO 1995 ANNUAL REPORT ON FORM 10-K
                  -------------------------------------------



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

  4.2 Form of Indenture between the Company and The Bank of New York relating to the 9-5/8% Notes due 1999, and the form of such notes (filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the interim period ended September 30, 1987, and incorporated herein by reference).

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

10.1 Agreement containing Consent Order and Agreement to Hold Separate, dated February 19, 1987, among Hoechst AG, AHC, Celanese and the United States Federal Trade Commission (filed as an Exhibit to the Company's Form S-1 Registration Statement No. 33-13326 filed April 10, 1987, and incorporated herein by reference).

10.2 Technology Cooperation and License Agreement between Hoechst AG and the Company as of January 1, 1988 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

10.3 Summary of AHC Medical Program Policy provisions applicable to former members of the AHC Executive Committee (filed as an Exhibit to the Company's Form S-1 Registration Statement No. 33-13326 filed April 10, 1987, and incorporated herein by reference).

10.4 Summary of AHC Executive Retiree Life Insurance Program (filed as an Exhibit to the Company's Form S-1 Registration Statement No. 33-13326 filed April 10, 1987, and incorporated herein by reference).

10.5 The Hoechst Celanese Executive Pension Plan, as amended, as of November 1, 1991 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated by reference).

10.6 Supplemental Pension Plan to Retirement Plan (formerly the Celanese Supplemental Pension Plan to the Celanese Retirement Income Plan) (filed as an Exhibit to the Celanese Annual Report on Form 10-K (File No. 1-1308) for the fiscal year ended December 31, 1977, and incorporated herein by reference).

10.7 Grantor Trust Agreement, between Celanese and Bankers Trust Company dated December 27, 1985, for payment of benefits under the Executive Pension Plan (filed as an Exhibit to the Celanese Annual Report on Form 10-K (File No. 1-1308) for the fiscal year ended December 31, 1985, and incorporated herein by reference).


10.8 The Hoechst Celanese Executive Medical and Dental Plan, effective January 1, 1989 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

10.9 Employment Agreement, dated January 21, 1987, between Celanese and Joseph H. Patterson (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

10.10 Summary of Management Incentive Plan (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

10.11 Hoechst Celanese Long-Term Incentive Plan, effective January 1, 1989 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

10.12 A description of the Hoechst Celanese Executive Benefits Reimbursement Program (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

10.13 Agreement, dated December 7, 1994, between the Company and Joseph H. Patterson, (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

12        Computation of Ratio of Earnings to Fixed Charges.

21        Subsidiaries.

                                                        WHERE
                 NAME                                   INCORPORATED
                ------                                  ------------
          Celanese Canada Inc.                          Canada
          Celanese Engineering Resins, Inc.             Delaware
          Grupo Celanese S.A.                           Mexico
          Hoechst Celanese Chemicals, Inc.              Delaware

23        Consent of Independent Accountants.

24.1 Powers of attorney, dated February 27, 1996 for directors and officers of the Company authorizing Harry R. Benz, Thomas F. Kennedy and/or David A. Jenkins to sign this 10-K on their behalf.

24.2 Certified copy of resolution adopted by the Board of Directors of the Company on February 12, 1996, authorizing officers to sign this 10-K on behalf of the Company pursuant to powers of attorney.

27        Financial Data Schedule (included in electronic filing only).