Form 10-Q
period 1996-03-31
HOECHST CELANESE CORP
filed 1996-05-03
CIK 812427

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996

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



 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes__X__  No____


 All outstanding shares of Hoechst Celanese Corporation stock are owned by its parent, Hoechst Corporation.

                               TABLE OF CONTENTS

                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets - March 31, 1996
          and December 31, 1995.......................................       3

         Consolidated Statements of Earnings -
          Three months ended March 31, 1996 and 1995..................       4

         Consolidated Statements of Cash Flows -
          Three months ended March 31, 1996 and 1995..................       5

         Notes to Consolidated Financial Statements...................       6


Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................       7


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................................      10

Item 6 - Exhibits and Reports on Form 8-K.............................      11



NOTE : The Registrant is referred to in this Form 10-Q as the Company or Hoechst Celanese.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                          HOECHST CELANESE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                          MARCH 31,      DECEMBER 31,
                                             1996            1995
                                        -----------    --------------
                                                (IN MILLIONS)
ASSETS

Current assets:
 Cash and cash equivalents..............     $  258            $   81
 Marketable securities..................         61                61
 Net receivables........................      1,815             1,919
 Inventories............................        821               854
 Deferred income taxes..................         90                93
 Prepaid expenses.......................         21                22
                                             ------            ------
  Total current assets.................       3,066             3,030

Investment in affiliates...............         435               447
Property, plant and equipment, net.....       2,676             2,660
Deferred income taxes..................          40                65
Long-term receivable from parent.......         520               520
Other assets...........................         560               524
Excess of cost over fair value of net
 assets of businesses acquired, net....         978               987
Net assets of discontinued operations
 held for distribution.................           -                84
                                             ------            ------
  Total assets.........................      $8,275            $8,317
                                             ======            ======


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Commercial paper, notes payable and
  current installments of long-term debt     $   96            $    7
 Accounts payable and accrued liabilities     1,773             1,953
 Dividend payable to parent..............         -               130
 Income taxes payable....................       272               285
                                             ------            ------
  Total current liabilities..............     2,141             2,375

Long-term debt...........................       952               962
Minority interests.......................       415               372
Other liabilities........................     1,278             1,267

Stockholder's equity:
 Common stock............................         -                 -
 Additional paid-in capital..............     3,032             2,929
 Retained earnings.......................       588               540
 Cumulative translation and other
  adjustments............................      (131)             (128)
                                             ------            ------
   Total stockholder's equity............     3,489             3,341
                                             ------            ------
   Total liabilities and stockholder's
    equity...............................    $8,275            $8,317
                                             ======            ======

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                          HOECHST CELANESE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                          ------------------
                                            1996      1995
                                          --------  --------
                                            (IN MILLIONS)

Net sales...............................   $1,747    $1,877
Cost of sales...........................    1,415     1,397
Selling, general and administrative
 expenses...............................      146       172
Research and development expenses.......       45        49
                                           ------    ------
   Operating income.....................      141       259

Equity in net earnings of affiliates....        3         -
Interest expense........................      (21)      (29)
Interest and other income, net..........       12        21
                                           ------    ------
   Earnings before income taxes and
    minority interests..................      135       251

Income taxes............................       42       102
                                           ------    ------
   Earnings before minority interests...       93       149

Minority interests......................       40        44
                                           ------    ------
   Earnings from continuing operations..       53       105

Loss from discontinued operations, net
 of tax.................................        -       (33)
                                           ------    ------
   Net earnings.........................   $   53    $   72
                                           ======    ======

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                          HOECHST CELANESE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                          ------------------
                                            1996      1995
                                          --------  --------
                                             (In Millions)
 (IN MILLIONS)
Operating activities:
 Net earnings from continuing operations.....  $  53     $ 105
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Depreciation and amortization ............    110       115
   Change in equity of affiliates............     (4)       (1)
   Deferred income taxes.....................     35         2
   Changes in operating assets and liabilities:

     Net receivables.........................    229      (210)
     Inventories ............................      9       (44)
     Accounts payable and accrued liabilities   (212)       27
     Income taxes payable....................    (13)       35
     Other, net..............................     81        91
     Net cash used in operating activities
      of discontinued operations.............      -        (8)
                                               -----     -----
       Net cash provided by operating
        activities...........................    288       112
                                               -----     -----

Investing activities:
 Capital expenditures........................   (137)     (119)
 Proceeds from sale of businesses and
  assets, net................................     80         -
 Proceeds from sale of marketable
  securities.................................      9         9
 Purchases of marketable securities..........    (10)      (10)
 Net cash used in investing activities
  of discontinued operations.................      -       (15)
                                               -----     -----
   Net cash used in investing activities.....    (58)     (135)
                                               -----     -----

Financing activities:
 Net proceeds from short-term borrowings.....     78       115
 Dividends paid..............................   (130)      (60)
 Net cash provided by financing
  activities of discontinued operations......      -        31
                                               -----     -----
   Net cash (used in) provided by
    financing activities.....................    (52)       86
                                               -----     -----

Exchange rate changes on cash................     (1)      (37)
                                               -----     -----

   Net increase in cash and cash
    equivalents..............................    177        26

Cash and cash equivalents at beginning
 of period...................................     81       186
                                               -----     -----

Cash and cash equivalents at end of
 period......................................  $ 258     $ 212
                                               =====     =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
 Interest, net of amounts capitalized........  $  78     $  44
 Income taxes................................     23        47


See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     The consolidated financial statements are unaudited and are subject to year-end audit and adjustments. In the opinion of management, the financial statements include all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for the interim periods reported. Results for the three month period ended March 31, 1996 are not necessarily indicative of the results that will be realized for the full year. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, joint ventures and partnerships.

     In line with the worldwide strategy of Hoechst AG, the pharmaceutical operations in North America were realigned. Accordingly, the Company completed the transfer of its interest in the former Life Sciences segment to its Parent or the subsidiaries of its Parent which resulted in an increase to additional paid-in-capital of $103 million. The Company reflected the 1995 operating results of these businesses as discontinued operations in the accompanying consolidated financial statements.


(2) INVENTORIES                                     MARCH 31,   DECEMBER 31,
                                                      1996         1995
                                                  -----------   ------------
                                                         (IN MILLIONS)

Finished goods...................................    $ 624          $ 676
Work-in-process..................................       96             92
Raw materials and supplies.......................      181            174
                                                     -----          -----
Subtotal.........................................      901            942
Excess of current costs over stated values.......      (80)           (88)
                                                     -----          -----
Total inventories................................    $ 821          $ 854
                                                     =====          =====

(3) COMMITMENTS AND CONTINGENCIES

          The Company is a defendant in a number of lawsuits, including product liability and personal injury actions. Certain of these lawsuits purport to be or have been preliminarily certified as class actions. In some of these lawsuits, claimed damages are substantial. While it is impossible at this time to determine with certainty the ultimate outcome of the lawsuits, management believes, based on the advice of counsel, that adequate provisions have been made for probable losses with respect thereto and that the ultimate outcome will not have a material adverse effect on the consolidated financial position of the Company.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          On July 18, 1995, Hoechst Corporation, the Company's parent, completed the acquisition of Marion Merrell Dow Inc. In line with the worldwide strategy of Hoechst Aktiengesellschaft, the pharmaceutical operations in North America were realigned. Accordingly, the Company completed the transfer of its interest in the former Life Sciences segment to its Parent or the subsidiaries of its Parent. The Company reflected the 1995 operating results of these businesses as discontinued operations in the accompanying consolidated financial statements.

          Sales for the first quarter of 1996 decreased by 7% to $1,747 million from $1,877 million for the comparable 1995 period. The largest sales decreases were realized in the Chemicals and Specialties and Technical Polymers (formerly Specialties and Advanced Materials) segments. In the Chemicals segment, sales decreased in most major product lines except for the favorable performance of acrylates. Acetyls and derivatives experienced weaker pricing than the same
period of 1995.    Beginning in 1996, the Fibers and Film segment was realigned into four businesses: Textile Fibers, Technical Fibers, Cellulosics, and Polyester Resins and Films. The Fibers and Film segment experienced sales growth over the same period last year. In Textile Fibers, sales were lower due to market softness for polyester staple and filament. This market downturn more than offset selling price increases in these businesses. The Technical Fibers group sales were flat versus the prior year period. In the Cellulosics group, sales improved due to higher selling prices and volumes for acetate and filter products. Acetate volumes increased as market demand for linings and printed fabrics improved. Also, supplying new China tow plants with flake increased sales volumes for filter products. Polyester Resins and Films' sales improved as prices were favorable for PET films, resins and intermediates. This was partially offset by reduced volumes in resins due to soft demand and intense competition. The Specialties and Technical Polymers segment sales decreased compared to the prior year, as sales increases in Technical Polymers (formerly Advanced Materials) were not enough to offset decreases in Specialty Chemicals. In Technical Polymers, overall sales prices and volumes increased across most product lines. Specialty Chemicals' sales decreased largely as the result of the sale of the printing plates business to Bayer Corporation (AGFA Division, "AGFA") on January 2, 1996 and the transfer of the dyes business to DyStar, a Hoechst-Bayer joint venture in 1995. In addition, Specialty Chemicals experienced a reduction in both prices and volumes for superabsorbents which was offset by favorable pricing and volumes for detergent raw materials and separation products.

          Selling, general and administrative expenses decreased by $26 million over the same quarter last year. The decrease resulted from the sale of the printing plates business and higher profit sharing in 1995.

          Research and development expenses decreased by $4 million over the prior period. This decrease was primarily in the Advanced Technology segment.

          Operating income of $141 million was $118 million less than the comparable period of the prior year. Decreases in the Chemicals and Fibers and Film segments were not offset by improvements in the Specialties and Technical Polymers segment. In the Chemicals segment, the operating income decrease was due to lower sales in most of the product lines and increased manufacturing costs. The Fibers and Film segment operating income decreased from the prior year due mainly to weaker markets in Textile Fibers for staple and filament. For Technical Fibers, Cellulosics, and Polyester Resins and Films operating income remained relatively flat versus the prior year period. In the Specialties and Technical Polymers segment operating income increased

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

compared to the prior year period. Technical Polymers' volumes increased because of strong demand in most product lines resulting in improved operating income over the comparable 1995 period. Specialty Chemicals' operating income was flat compared to the prior year. The sale of the printing plates and dyes businesses was offset by favorable prices and volumes in detergent raw materials and separations products and favorable manufacturing efficiencies.

          Equity in net earnings of affiliates improved due to increased earnings in a 45% owned affiliate, which sells copolymer and resins, resulting from improved sales and the effect of the weakening of the U.S. dollar against the Japanese yen.

          The decrease in interest and other income, net is primarily due to foreign currency transaction fluctuations which was partially offset by a gain recognized on the sale of the printing plates business to AGFA.

          The effective tax rate decreased to 31% in 1996 from 41% in 1995. The decrease is primarily attributable to non U.S. earnings taxed at lower rates representing a larger proportion of total earnings.

          Due to the significant devaluation of the Mexican New Peso in December 1994 and its continued weakening against the U.S. dollar throughout 1995, the equity section of the Company has been negatively impacted from the translation effect of the Company's 40% ownership of Grupo Celanese, S.A.; however, the exchange rate impact for the first quarter 1996 was slightly favorable. The Company is uncertain about the potential unfavorable impact of future fluctuations of the Mexican peso.


RATIO OF EARNINGS TO FIXED CHARGES

          The ratio of earnings to fixed charges for the first quarter of 1996 was 5.3 compared to 7.5 for the 1995 period. The decrease for the first quarter was due to weaker earnings from continuing operations, slightly offset by lower interest expense. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from operations before fixed charges, minority interests and income taxes. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.


LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents of $258 million at March 31, 1996 represented an increase of $177 million from December 31, 1995. The increase primarily resulted from net cash provided by operations of $288 million, partially offset by $137 million of expenditures for capital projects.

          During the first quarter of 1996, the Company issued $199 million of commercial paper. There was $59 million of commercial paper outstanding at March 31, 1996. The Company paid a dividend of $130 million in February 1996 for the year 1995.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

          The Company had an aggregate of $175 million medium-term notes outstanding as of March 31, 1996. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds from the sale of any medium-term notes will be used for general corporate purposes.

          The Company expects that its capital expenditures, investments and working capital requirements will continue to be met primarily from cash generated from operations. However, the Company may, due to the timing of funding requirements, supplement its liquidity from external or affiliated sources. Such sources include the Company's medium-term note shelf registration, commercial paper program and loans from its Parent or Hoechst AG and affiliates.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          Prior to 1987, the Company made polyethylene water service pipe. In December 1995, the Company was brought into 15 related lawsuits in the Superior Court of the State of California for the County of Orange by approximately 462 homeowners who allege damage from a landslide in January 1993 in Anaheim Hills, California. The claims against the Company are that polyethylene water service pipe (known as "Yardley Water Service Line") sold by the Company leaked or broke in the landslide area and either caused or contributed to the landslide. Other defendants are the City of Anaheim, other governmental agencies and Flintkote Corporation, another manufacturer of water service pipe.

          The case against the governmental agencies was filed in 1993. Although the total damages claimed aggregate approximately two billion dollars, management believes that the claims against the Company are without merit and will defend itself vigorously. Management believes this will not have a material adverse effect on the consolidated financial position of the Company.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) NONE REQUIRED.

(b) FORM 8-K

    During the quarter ended March 31, 1996, no reports on Form 8-K were filed.

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

May 3, 1996