Form 10-Q
period 1996-06-30
HOECHST CELANESE CORP
filed 1996-08-05
CIK 812427

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1996

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

                               TABLE OF CONTENTS

                                                                                                        PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets - June 30, 1996 and December 31, 1995.........................      3

         Consolidated Statements of Earnings -
           Three months and six months ended June 30, 1996 and 1995................................      4

         Consolidated Statements of Cash Flows -
           Six months ended June 30, 1996 and 1995.................................................      5

         Notes to Consolidated Financial Statements................................................      6

Item 2 - Management's Discussion and  Analysis of Financial Condition and Results of Operations....      7

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.........................................................................      10

Item 6 - Exhibits and Reports on Form 8-K..........................................................      11



NOTE : The Registrant is referred to in this Form 10-Q as the Company or Hoechst Celanese.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                          HOECHST CELANESE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                          JUNE 30,      DECEMBER 31,
                                            1996            1995
                                        ----------    --------------
                                               (IN MILLIONS)
ASSETS

Current assets:

Cash and cash equivalents................   $  233            $   81
Marketable securities....................       62                61
Net receivables..........................    2,128             1,919
Inventories..............................      807               854
Deferred income taxes....................       91                93
Prepaid expenses.........................       40                22
                                            ------            ------
Total current assets.....................    3,361             3,030

Investment in affiliates.................      429               447
Property, plant and equipment, net.......    2,726             2,660
Deferred income taxes....................       41                65
Long-term receivable from parent.........      520               520
Other assets.............................      554               524
Excess of cost over fair value of net
 assets of businesses acquired, net......      970               987
Net assets of discontinued operations
 held for distribution...................        -                84
                                            ------            ------

Total assets.............................   $8,601            $8,317
                                            ======            ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Notes payable and current installments of
 long-term debt..........................   $   75            $    7
Accounts payable and accrued liabilities.    2,030             1,953
Dividend payable to parent...............        -               130
Income taxes payable.....................      289               285
                                            ------            ------
Total current liabilities................    2,394             2,375

Long-term debt...........................      982               962
Minority interests.......................      399               372
Other liabilities........................    1,295             1,267

Stockholder's equity:
Common stock.............................        -                 -
Additional paid-in capital...............    3,032             2,929
Retained earnings........................      638               540
Cumulative translation and other
 adjustments.............................     (139)             (128)
                                            ------            ------

Total stockholder's equity...............    3,531             3,341
                                            ------            ------

Total liabilities and stockholder's
 equity..................................   $8,601            $8,317
                                            ======            ======


See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                          HOECHST CELANESE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                JUNE 30,             JUNE 30,
                                          --------------------  ------------------
                                            1996       1995       1996      1995
                                          ---------  ---------  --------  --------
                                                       (IN MILLIONS)

Net sales.................................  $1,800     $1,928    $3,547    $3,805
Cost of sales.............................   1,450      1,495     2,865     2,892
Selling, general and administrative
 expenses.................................     162        180       308       352
Research and development expenses.........      42         43        87        92
                                            ------     ------    ------    ------
Operating income..........................     146        210       287       469

Equity in net earnings of affiliates......       4          4         7         4
Interest expense..........................     (22)       (27)      (43)      (56)
Interest and other income, net............      24         66        36        87
                                            ------     ------    ------    ------
Earnings before income taxes and
 minority interests.......................     152        253       287       504

Income taxes..............................      54         68        96       170
                                            ------     ------    ------    ------
Earnings before minority interests........      98        185       191       334

Minority interests........................      49         69        89       113
                                            ------     ------    ------    ------
Earnings from continuing operations.......      49        116       102       221

Loss from discontinued operations, net
 of taxes.................................       -        (14)        -       (47)
                                            ------     ------    ------    ------
Net earnings..............................  $   49     $  102    $  102    $  174
                                            ======     ======    ======    ======


See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                          HOECHST CELANESE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                     ----------------
                                                       1996     1995
                                                     -------  -------
                                                       (IN MILLIONS)
Operating activities:
Net earnings from continuing operations.........      $ 102    $ 221
Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
Depreciation and amortization...................        215      240
Change in equity of affiliates..................         (6)      (2)
Deferred income taxes...........................         23        -
Changes in operating assets and
 liabilities:
   Net receivables..............................        (49)    (168)
   Inventories..................................         22     (101)
   Accounts payable and accrued liabilities.....         63      196
   Income taxes payable.........................          4       81
   Other, net...................................         27      111
   Net cash provided by operating
    activities of discontinued operations.......          -        8
                                                      -----    -----
   Net cash provided by operating
    activities..................................        401      586
                                                      -----    -----

Investing activities:
Capital expenditures............................       (287)    (268)
Proceeds from sale of businesses and
 assets, net....................................         83        4

Proceeds from sale of marketable
 securities.....................................         19       15

Purchases of marketable securities..............        (21)     (18)
Net cash used in investing activities
 of discontinued operations.....................          -      (19)
                                                      -----    -----
Net cash used in investing activities...........       (206)    (286)
                                                      -----    -----

Financing activities:
Proceeds from long-term debt....................         35        -
Net proceeds from short-term borrowings.........         68        -
Payments on long-term debt......................        (15)     (15)
Dividends paid..................................       (130)     (60)
Net cash provided by financing
 activities of discontinued operations..........          -       45
                                                      -----    -----
Net cash used in financing activities...........        (42)     (30)
                                                      -----    -----

Exchange rate changes on cash...................         (1)     (24)
                                                      -----    -----

Net increase in cash and cash
 equivalents....................................        152      246


Cash and cash equivalents at beginning
 of period......................................         81      186
                                                      -----    -----

Cash and cash equivalents at end of
 period.........................................      $ 233    $ 432
                                                      =====    =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

Cash paid during the period for:

 Interest, net of amounts capitalized..........       $ 46     $  50
 Income taxes..................................         60       102

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

     The consolidated financial statements are unaudited and are subject to year-end audit and adjustments. In the opinion of management, the financial statements include all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for the interim periods reported. Results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that will be realized for the full year. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, joint ventures and partnerships.

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


(2) INVENTORIES                           JUNE 30,   DECEMBER 31,
                                            1996         1995
                                        -------------------------
                                               (IN MILLIONS)


Finished goods..........................     $ 605          $ 676
Work-in-process.........................        93             92
Raw materials and supplies..............       182            174
                                             -----          -----
Subtotal................................       880            942
Excess of current costs over stated
 values.................................       (73)           (88)
                                             -----          -----
Total inventories.......................     $ 807          $ 854
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

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          On July 18, 1995, Hoechst Corporation, the Company's parent, completed the acquisition of Marion Merrell Dow Inc. In line with the worldwide strategy of Hoechst Aktiengesellschaft ("Hoechst AG"), the pharmaceutical operations in North America were realigned. Accordingly, the Company completed the transfer of its interest in the former Life Sciences segment to its Parent or the subsidiaries of its Parent. The Company reflected the 1995 operating results of these businesses as discontinued operations in the accompanying consolidated financial statements.

          Sales for the first six months of 1996 decreased by 7% to $3,547 million from $3,805 million for the comparable 1995 period, and sales for the second quarter of 1996 also decreased by 7% to $1,800 million from $1,928 million in 1995. The largest sales decreases were realized in the Chemicals and Specialties and Technical Polymers (formerly Specialties and Advanced Materials) segments. The Chemicals segment sales decreased for both the second quarter and six months with all product lines showing decreases from the prior periods except for the continuing favorable performance of acrylates. While maintaining a relatively flat sales volume in total, the segment experienced weaker prices in the first half of 1996 compared to 1995. Methanol, acetyls and derivatives in particular were faced with softening in the market, which resulted in lower prices. Beginning in 1996, the Fibers and Film segment was realigned into four businesses: Textile Fibers, Technical Fibers, Cellulosics, and Polyester Resins and Films. The Fibers and Film segment experienced sales growth over the same periods last year. In Textile Fibers, sales were lower due to market softness for polyester staple for both the second quarter and the six months when compared to the prior year. This was partially offset by an improved selling price for filament compared to the same periods in 1995. Technical Fibers sales decreased for both periods due mainly to the sale of the caprolactum business in fourth quarter 1995, which was partially offset by the strong demand in the tire cord business as well as higher pricing in most of the other Technical Fibers businesses. In Cellulosics, sales improved due to higher selling prices and volumes for acetate and filter products for both periods. Acetate volumes increased as market demand for linings and printed fabrics improved. Also, increased flake shipments to China tow plants resulted in higher sales volumes for filter products. Polyester Resins and Films sales improved as prices were favorable for PET films and intermediates for the first half of 1996 versus 1995; however, sales for the second quarter were lower than prior year due mainly to lower prices for resins resulting from soft demand and intense competition. The Specialties and Technical Polymers segment sales decreased over the comparable 1995 periods, as sales increases in Technical Polymers (formerly Advanced Materials) were not enough to offset decreases in Specialty Chemicals. In Technical Polymers, overall sales volumes increased across most product lines for both periods, primarily driven by new product applications and strength in the automotive sector. This increase was slightly offset by a softening in the consumer electronic market. Specialty Chemicals sales decreased largely as the result of the sale of the printing plates business to Bayer Corporation (AGFA Division) on January 2, 1996 and the transfer of the dyes business to DyStar, a Hoechst-Bayer joint venture, in 1995. Excluding these transactions, Specialty Chemicals experienced higher volumes in detergent raw materials, separations products, and pigments. Selling prices were relatively stable in most businesses, however, superabsorbents and detergent raw materials experienced unfavorable pricing in the second quarter.

          Selling, general and administrative expenses ("SG&A") decreased $44 million for the six-month period and decreased $18 million for the second quarter over the comparable 1995 time frames. The decrease for both these periods is a result of the sale of the printing plates business in 1996 and higher profit sharing in 1995.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

          Research and development expenses remained flat for the second quarter and decreased by $5 million for the six months. This decrease was primarily due to reduced spending in 1995.

          Operating income for the six-month period of $287 million was $182 million lower than the prior year. Operating income for the second quarter decreased by $64 million to $146 million. Declines for both periods were driven by reduced profitability in the Chemicals and Fibers and Film segments. In the Chemicals segment, lower operating income was primarily the result of lower prices for most of its product lines. In the Fibers and Film segment, operating income decreased over prior year periods. In Textile Fibers, favorability in filament was not enough to offset lower pricing and volumes in staple. Technical Fibers operating income remained relatively flat versus the prior year periods. Although the costs of raw materials increased, higher acetate and filter product sales volumes for Cellulosics resulted in increased operating income over the same periods last year. The operating income for Polyester Resins and Films decreased compared to the prior year periods due to increased raw material prices for PET resin as well as manufacturing interruptions which more than offset increased sales volumes in other businesses. In the Specialties and Technical Polymers segment, operating income increased over the comparable 1995 periods. Technical Polymers volume increases resulted in improved operating income for the six months compared to prior year. Operating income for the quarter was flat as higher sales did not offset increased selling and administration costs. Specialty Chemicals operating income was flat compared to the prior year periods. Excluding the effect of the printing plates and dyes transactions, favorable volumes in detergent raw materials and separations products resulted in slightly improved operating income.

          Equity in net earnings of affiliates was flat for the second quarter; however, this improved for the six months due to increased earnings in a 45% owned affiliate, which sells copolymer and resins.

          Interest and other income, net decreased by $42 million for the second quarter and $51 million for the six month period. During 1995, a special dividend payment was received from a foreign investment. During 1996, a gain was recognized on the sale of the printing plates business.

          The effective tax rate increased to 36% for the second quarter 1996 from 27% in the second quarter 1995 primarily due to U.S. earnings taxed at higher rates representing a larger proportion of total earnings. The effective tax rate of 33% for the six months is comparable to the prior year period.


RATIO OF EARNINGS TO FIXED CHARGES

          The ratio of earnings to fixed charges for the second quarter and six months of 1996 was 5.9 and 5.7, respectively, compared to 8.4 and 8.2 for the 1995 periods. The decrease in both periods was due to weaker earnings from continuing operations, slightly offset by lower interest expense. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from operations before fixed charges, minority interests and income taxes. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents at June 30, 1996 were $233 million, an increase of $152 million from December 31, 1995. The increase primarily resulted from net cash provided by operations of $401 million, partially offset by $287 million of expenditures for capital projects.

          For the first six months of 1996, the Company borrowed and repaid $326 million under its commercial paper program. There was no commercial paper outstanding at June 30, 1996. In May, the Company received $35 million from the sale of tax exempt bonds to finance the construction of pollution control facilities in Texas and Virginia. The Company paid a dividend of $130 million in February, 1996 for the year 1995.

          The Company had an aggregate of $175 million medium-term notes outstanding as of June 30, 1996. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds from the sale of any medium-term notes will be used for general corporate purposes.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          Regarding the action filed by the United States Environmental Protection Agency and Department of Justice ("DOJ") alleging the Company's Celriver plant is subject to the Benzene NESHAP Fugitive Emissions Standard of the Clean Air Act and seeking penalties of up to $25,000 per day of violation, described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K"), the U.S. District Court for the District of South Carolina granted the Company summary judgment in May 1996 dismissing the penalty claim. The DOJ has filed an appeal. In the related Bishop action, also described in Part I, Item 3 of the 1995 10-K, the Company's motion for summary judgment was denied by the U.S. District Court for the Southern District of Texas, without ruling on the merits to allow for more discovery.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) NONE REQUIRED.

(b) FORM 8-K

        During the quarter ended June 30, 1996, no reports on Form 8-K were filed.

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

August 2, 1996