Form 10-Q
period 1996-09-30
HOECHST CELANESE CORP
filed 1996-11-05
CIK 812427

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1996

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

                                                            Yes   X     No
                                                               -------    ------


 All outstanding shares of Hoechst Celanese Corporation stock are owned by its parent, Hoechst Corporation.

                               TABLE OF CONTENTS

                                                                                                        PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 1996 and December 31, 1995.......................     3

         Consolidated Statements of Earnings -
           Three months and nine months ended September 30, 1996 and 1995.............................     4

         Consolidated Statements of Cash Flows -
           Nine months ended September 30, 1996 and 1995..............................................     5

         Notes to Consolidated Financial Statements...................................................     6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations             7

PART II -OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.............................................................    10


NOTE : The Registrant is referred to in this Form 10-Q as the Company or Hoechst Celanese.

Part I - Financial Information
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



                         HOECHST CELANESE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                               SEPTEMBER 30,      DECEMBER 31,
                                                    1996              1995
                                             ---------------    --------------
                                                        (IN MILLIONS)
ASSETS

Current assets:
  Cash and cash equivalents...................   $  168            $   81
  Marketable securities.......................       69                61
  Net receivables.............................    1,726             1,919
  Inventories.................................      799               854
  Deferred income taxes.......................       87                93
  Prepaid expenses............................        6                22
                                                 ------            ------
    Total current assets......................    2,855             3,030

Investment in affiliates......................      427               447
Property, plant and equipment, net............    2,768             2,660
Deferred income taxes.........................       17                65
Long-term receivable from parent and
 affiliates...................................      804               520
Other assets..................................      557               524
Excess of cost over fair value of net
 assets of businesses acquired, net...........      963               987
Net assets of discontinued operations
 held for distribution........................        -                84
                                                 ------            ------
    Total assets..............................   $8,391            $8,317
                                                 ======            ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Notes payable and current installments
   of long-term debt..........................   $    5            $    7
  Accounts payable and accrued liabilities....    1,869             1,953
  Dividend payable to parent..................        -               130
  Income taxes payable........................      263               285
                                                 ------            ------
    Total current liabilities.................    2,137             2,375

Long-term debt................................      979               962
Minority interests............................      444               372
Other liabilities.............................    1,262             1,267

Stockholder's equity:
  Common stock................................        -                 -
  Additional paid-in capital..................    3,032             2,929
  Retained earnings...........................      674               540
  Cumulative translation and other
   adjustments................................     (137)             (128)
                                                  ------            ------
    Total stockholder's equity................    3,569             3,341
                                                  ------            ------

    Total liabilities and stockholder's
     equity...................................   $8,391            $8,317
                                                  ======            ======

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                         HOECHST CELANESE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          --------------------  -------------------
                                            1996       1995       1996       1995
                                          ---------  ---------  ---------  --------
                                                        (IN MILLIONS)

Net sales.................................  $1,674     $1,835     $5,221    $5,640
Cost of sales.............................   1,374      1,400      4,239     4,292
Selling, general and administrative.......     152        199        460       551
 expenses
Research and development expenses.........      43         45        130       137
                                            ------     ------     ------    ------
    Operating income......................     105        191        392       660

Equity in net earnings of affiliates......       1          1          8         5
Interest expense..........................     (22)       (26)       (65)      (82)
Interest and other income, net............      13         58         49       145
                                            ------     ------     ------    ------
    Earnings before income taxes and
     minority interests...................      97        224        384       728

Income taxes..............................      24         78        120       248
                                            ------     ------     ------    ------
    Earnings before minority interests....      73        146        264       480

Minority interests........................      38         39        127       152
                                            ------     ------     ------    ------
    Earnings from continuing operations...      35        107        137       328

Loss from discontinued operations, net
 of taxes.................................       -         (1)         -       (48)
                                            ------     ------     ------    ------
    Net earnings..........................  $   35     $  106     $  137    $  280
                                            ======     ======     ======    ======

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                         HOECHST CELANESE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                    -----------------
                                                      1996     1995
                                                    --------  -------
                                                      (IN MILLIONS)

Operating activities:
 Net earnings from continuing operations............  $ 137    $ 328
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Depreciation and amortization....................    325      335
   Change in equity of affiliates...................     (7)      (3)
   Deferred income taxes............................     52      (10)
   Changes in operating assets and
    liabilities:
     Net receivables................................    309     (231)
     Inventories....................................     18     (141)
     Accounts payable and accrued
      liabilities...................................   (153)     114
     Income taxes payable...........................    (22)     111
     Other, net.....................................   (124)     210
     Net cash provided by operating
      activities of discontinued
      operations....................................      -       74
                                                      -----    -----
        Net cash provided by operating
         activities.................................    535      787
                                                      -----    -----

Investing activities:
  Proceeds from sale of businesses and
   assets, net......................................     84        2
  Proceeds from sale of marketable
   securities.......................................     30       32
  Capital expenditures..............................   (432)    (339)
  Purchases of marketable securities................    (41)     (44)
  Net cash used in investing activities
   of discontinued operations.......................      -      (21)
                                                      -----    -----
        Net cash used in investing
         activities.................................   (359)    (370)
                                                      -----    -----

Financing activities:
  Proceeds from long-term debt......................     35        -
  Net proceeds from (payments on)
   short-term borrowings............................     25       (1)
  Payments on long-term debt........................    (18)     (30)
  Dividends paid....................................   (130)     (60)
  Net cash provided by financing
   activities of discontinued
   operations.......................................      -        9
                                                      -----    -----
        Net cash used in financing
         activities.................................    (88)     (82)
                                                      -----    -----

Exchange rate changes on cash.......................     (1)     (28)
                                                      -----    -----

    Net increase in cash and cash
     equivalents....................................     87      307

Cash and cash equivalents at beginning
 of period..........................................     81      186
                                                      -----    -----

Cash and cash equivalents at end of
 period.............................................  $ 168    $ 493
                                                      =====    =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
 Interest, net of amounts capitalized...............  $  82    $ 106
 Income taxes.......................................     84      134

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


     The consolidated financial statements are unaudited and are subject to year-end audit and adjustments. In the opinion of management, the financial statements include all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for the interim periods reported. Results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that will be realized for the full year. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, joint ventures and partnerships.


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


(2) INVENTORIES                         SEPTEMBER 30,  DECEMBER 31,
                                           1996            1995
                                        ------------ --------------
                                              (IN MILLIONS)

Finished goods..........................   $597           $676
Work-in-process.........................     97             92
Raw materials and supplies..............    169            174
                                           ----           ----
    Subtotal............................    863            942
Excess of current costs over stated         (64)           (88)
 values.................................   ----           ----
    Total inventories...................   $799           $854
                                           ====           ====

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


     Sales for the first nine months of 1996 decreased by 7% to $5,221 million from $5,640 million for the comparable 1995 period, and sales for the third quarter of 1996 also decreased by 9% to $1,674 million from $1,835 million in 1995. Sales decreases were realized in all segments. The Chemicals segment sales decreased for both the third quarter and nine months with most product lines showing decreases from the prior periods except for the continuing favorable performance of acrylates. While maintaining a relatively flat sales volume in total, the segment experienced weaker prices in the first nine months of 1996 compared to 1995. In the third quarter 1996, however, the segment experienced a greater decline in volume than in price compared to 1995. Beginning in 1996, the Fibers and Film segment was realigned into four businesses: Textile Fibers, Technical Fibers, Cellulosics, and Polyester Resins and Films. The Fibers and Film segment experienced sales declines from the same
periods last year.   In Textile Fibers, sales were lower due to market softness for polyester staple for both the third quarter and the nine months when compared to the prior year. For filament products, selling prices were maintained at the prior year level. However, volumes for filament products were stronger because of the increased demand for the product in the fashion industry. Technical Fibers sales decreased for both periods due mainly to the sale of the caprolactum business in fourth quarter 1995, which was partially offset by the strong demand in the tire cord business as well as higher pricing in most of the other Technical Fibers businesses. In Cellulosics, sales improved for the nine months due to higher selling prices and volumes for acetate and filter products, but declined slightly during the third quarter due to the delay of tow shipments. However, acetate volumes increased for both periods as market demand for linings and printed fabrics improved. Polyester Resins and Films sales decreased as prices and volumes were unfavorable for PET resins and intermediates for the third quarter and nine months of 1996 versus 1995. This decline is mainly due to intense competition and market saturation for resins. The Specialties and Technical Polymers segment sales decreased over the comparable 1995 periods. In Technical Polymers (formerly Advanced Materials), overall sales volumes for the third quarter and the nine months decreased slightly primarily due to lower exports. Specialty Chemicals sales decreased largely as the result of the sale of the printing plates business to Bayer Corporation (AGFA Division) on January 2, 1996 and the transfer of the dyes business to DyStar, a Hoechst-Bayer joint venture, in 1995. Excluding these transactions, Specialty Chemicals experienced higher volumes in detergent raw materials, separations products, and pigments. Selling prices were relatively stable in most businesses, however, superabsorbents experienced lower pricing in both the third quarter and the nine months.


     Selling, general and administrative expenses ("SG&A") decreased $91 million for the nine-month period and decreased $47 million for the third quarter over the comparable 1995 time frames. The decrease for both these periods is a result of the sale of the printing plates business in 1996 and higher profit sharing in 1995.


     Research and development expenses remained flat for the third quarter and decreased by $7 million for the nine months, primarily due to reduced spending in 1996.

PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS (CONTINUED)



     Operating income for the nine-month period of $392 million was $268 million lower than the prior year. Operating income for the third quarter decreased by $86 million to $105 million. Declines for both periods were driven by reduced profitability in the Chemicals and Fibers and Film segments. In the Chemicals segment, lower operating income was primarily the result of lower prices for most of its product lines. In the Fibers and Film segment, operating income decreased over prior year periods. In Textile Fibers, favorability in filament was not enough to offset lower pricing and volumes in staple. Technical Fibers operating income remained relatively flat versus the prior year periods. In Cellulosics, operating income remained relatively flat for the nine months but declined slightly during the third quarter as a result of the delay of tow shipments. The operating income for Polyester Resins and Films decreased compared to the prior year periods due to oversupply and intense competition for PET resin as well as manufacturing interruptions. In the Specialties and Technical Polymers segment, operating income decreased slightly in the third quarter, but improved for the nine months. Technical Polymers operating income declined for the quarter but remained flat for the nine months compared to the prior year. Operating income for the quarter declined due to lower export volumes; for the nine months, lower sales volumes were offset by lower raw material and plant costs. Specialty Chemicals operating income increased compared to the prior year periods. Favorable volumes in detergent raw materials and separations products resulted in slightly improved operating income which offset the effect of the printing plates and dyes transactions. In addition, the third quarter 1995 included a charge relating to a write-down of assets and additional environmental remediation exposure.


     Equity in net earnings of affiliates was flat for the third quarter; however, this improved for the nine months due to increased earnings in a 45% owned affiliate, which sells copolymer and resins.


     Interest and other income, net decreased by $45 million for the third quarter and $96 million for the nine-month period. During 1995, a special dividend payment was received from a foreign investment and a gain associated with transferring the Company's methanol production assets at the Clear Lake, TX plant and forming a joint venture with Valero Javelina Company was recorded. During 1996, a gain was recognized on the sale of the printing plates business.


     The effective tax rate of 25% for the third quarter and 31% year-to-date 1996 decreased from the prior year periods primarily due to non-U.S. earnings taxed at lower rates representing a larger proportion of total earnings.



RATIO OF EARNINGS TO FIXED CHARGES


     The ratio of earnings to fixed charges for the third quarter and nine months of 1996 was 4.5 and 5.4, respectively, compared to 7.3 and 7.9 for the 1995 periods. The decrease in both periods was due to weaker earnings from continuing operations, slightly offset by lower interest expense. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from operations before fixed charges, minority interests and income taxes. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.

PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES


     Cash and cash equivalents at September 30, 1996 were $168 million, an increase of $87 million from December 31, 1995. The increase primarily resulted from net cash provided by operations of $535 million, partially offset by $432 million of expenditures for capital projects.


     For the first nine months of 1996, the Company borrowed and repaid $326 million under its commercial paper program. There was no commercial paper outstanding at September 30, 1996. In 1996, the Company issued $35 million of tax exempt bonds to finance the construction of pollution control facilities in Texas and Virginia. The Company paid a dividend of $130 million in February 1996 for the year 1995.


     The Company had an aggregate of $175 million medium-term notes outstanding as of September 30, 1996. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds from the sale of any medium-term notes will be used for general corporate purposes.


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

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) NONE REQUIRED.


(b) FORM 8-K


     During the quarter ended September 30, 1996, no reports on Form 8-K were filed.


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


November 5, 1996