Form 10-K
period 1996-12-31
HOECHST CELANESE CORP
filed 1997-03-28
CIK 812427

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K


(Mark One)


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the Fiscal Year ended December 31, 1996

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      [No Fee Required]
      For the transition period from __________  to __________


                        Commission File Number 33-13326

                              -------------------

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

                             Yes   [ X ]          No  [   ]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 1, 1997 there were 10,000 shares of Hoechst Celanese Corporation common stock outstanding. All of such shares are owned by the registrant's parent, Hoechst Corporation.

NOTE: Unless the context otherwise requires, when used in this 1996 Annual Report on Form 10-K ("10-K") "Hoechst Celanese" and the "Company" includes the consolidated corporation or any one or more of its subsidiaries, divisions or joint ventures, as applicable.


                               TABLE OF CONTENTS

--------------------------------------------------------------------------------
ITEM                                                                       PAGE
--------------------------------------------------------------------------------

                                     PART 1

1.   Business ................................................................1

2.   Properties ..............................................................8

3.   Legal Proceedings .......................................................10

4.   Submission of Matters to a Vote of Security Holders .....................12


                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters ...13

6.   Selected Financial Data .................................................13

7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations ...................................13

8.   Financial Statements ....................................................19

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .............................................44


                                    PART III

10.  Directors and Executive Officers of the Registrant ......................44

11.  Executive Compensation ..................................................46

12.  Security Ownership of Certain Beneficial Owners and Management ..........49

13.  Certain Relationships and Related Transactions ..........................49


                                    PART IV

14.  Exhibits and Reports on Form 8-K ..... ..................................50

                                      (i)

                                     PART I
ITEM 1.  BUSINESS

THE COMPANY

The Company was formed in 1918 and was renamed Hoechst Celanese Corporation in February 1987. The Company manufactures and sells, principally to industrial customers, a diversified line of products including textile and technical fibers; acetate cigarette filter tow; specialty and bulk chemicals and bulk pharmaceuticals; engineering plastics; pigments; and polyester film. The Company's operations are segmented as follows: Chemicals; Fibers and Film; Specialties and Technical Polymers (comprised of the Hoechst Technical Polymers and Specialty Chemicals Group); and Corporate Research & Technology.

The Company is wholly owned by Hoechst Corporation, which in turn is wholly owned by Hoechst Aktiengesellschaft ("Hoechst AG"), a large pharmaceutical and chemical company headquartered in Frankfurt, Federal Republic of Germany. Hoechst AG and its consolidated entities (the "Hoechst Group") consist of over 441 companies. The Hoechst Group operates in more than 100 countries. The Hoechst Group's sales in 1996 were approximately $33.8 billion. See "Certain Relationships and Related Transactions." The Hoechst Group is one of the largest manufacturers of prescription drugs and one of the four largest producers and marketers of chemicals and chemical-related products in the world.

As part of a worldwide strategy, Hoechst AG is moving towards a management holding company concept. Thus, the Company is undergoing an internal review to align its businesses under this new global approach. Under this approach, the Cellulosics business has been transferred from the Fibers and Film segment to the Chemicals segment.

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

The Company's principal executive offices are located at 1041 Route 202-206, Bridgewater, New Jersey 08807; its mailing address is Route 202-206, Post Office Box 2500, Somerville, New Jersey 08876-1258; and its telephone number is (908) 231-2000. During 1997, the Company will move its executive offices to 30 Independence Way, Post Office Box 4915, Warren, New Jersey 07060-4915.

DESCRIPTION OF BUSINESS SEGMENTS
CHEMICALS SEGMENT

This segment consists of Hoechst Celanese Chemical Group, Ltd. ("HCCGL"), the chemical operations of Grupo Celanese, S.A., the chemical operations of Celanese Canada Inc., and the cellulose acetate business. The Company entered the petrochemical field in the United States in 1945, primarily to obtain supplies of acetic acid and related chemical raw materials for its fibers operations. As its internal chemical usage expanded and additional products were developed, the segment began selling chemicals to others. This segment employs approximately 8,900 people and produces more than 60 different chemicals. Celanese(R) is an internationally registered trademark of this segment.

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

The Company is one of the largest producers in the United States of cellulose acetate. Cellulose acetate flake is produced for sale or converted to acetate tow for use in cigarette filters and to filament used in apparel and industrial applications. The major products in the cellulose acetate business include acetate filament and tow. Acetate fibers are made principally from acetic anhydride produced by the Company and from wood pulp purchased by the Company.

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

Major  acetate  fibers  competitors  include:   Eastman,  Daicel  Chemical
Industries, LTD. and Rhodia AG.

Grupo Celanese, S.A. is the sole or a major Mexican producer of a variety of products including vinyl acetate, acetic acid, acetic anhydride, acrylates, cellulose acetate filament yarn, cellulose acetate flake and cigarette filter tow. A substantial portion of the chemical production of Grupo Celanese, S.A. is sold in the export market, in competition with world producers.

Celanese Canada Inc. is the sole or a major Canadian producer of acetic acid, acetic anhydride, formaldehyde, pentaerythritol, vinyl acetate monomer, cellulose acetate filament yarn, cellulose acetate flake and cigarette filter tow. A substantial portion of the chemical production of Celanese Canada Inc. is sold in the export market, in competition with world producers. Celanese Canada Inc. operates a world scale methanol unit at its Edmonton plant site in Alberta. The methanol operation is owned by Celanese Canada Inc. and the Company. Methanex Corporation is the largest Canadian producer of methanol.

The Company participates in a 50/50 joint venture, Clear Lake Methanol Partners, L.P., with Valero Javelina Company.

The Company owns a 75% interest, through a wholly owned subsidiary, in Hoechst Acetyls Singapore Pte. Ltd., a joint venture with Hoechst AG, for the manufacture of vinyl acetate monomer. A manufacturing site in Singapore is currently under construction and production is expected to commence in 1997.

The Company has a 30% interest in each of three joint ventures in the People's Republic of China for cellulose acetate flake and tow. The three joint venture manufacturing sites are located at Nantong (flake and tow), Kunming (tow) and Zhuhai (tow), People's Republic of China.

Utilizing both acquired and internally developed technology, the segment is continually working to upgrade its chemical processes to improve energy, raw material and capital utilization. By producing a number of its major chemicals at different plant locations, the segment attempts to avoid or minimize the effect of production disruptions at any one location.

FIBERS AND FILM SEGMENT

This segment is comprised of the following business areas: Textile Fibers, Technical Fibers and Polyester Resins and Films. The Fibers and Film segment employs approximately 10,200 people and operates plants in the United States and abroad. The major product lines include: polyester staple, filament, resins, monofilament, spunbond and film; purified terephthalic acid ("PTA"); dimethylterephthalate ("DMT"); polybenzimidazole ("PBI") and ethylene oxide/glycol. The Company is one of the largest producers of polyester fibers in the United States. It is also one of the leading producers of polyester film and bottle resins. The Company conducts research and development, manufactures, markets and sells a combination of branded and unbranded resins, fibers and film products for a wide variety of end uses. The Company sells most of its fibers and yarns directly to textile mills, tire manufacturers, and other intermediate processors. Among the internationally registered trademarks are: Trevira(R), Hostaphan(R) and Trespaphan(R).

Polyester staple and filament, commonly recognized by their Trevira(R) trademark, are principally used in wearing apparel, upholstery, floor coverings, home furnishings, and woven and non-woven fabrics. Polyester staple and filament are also used in tires, belts, hoses, thread and plastic reinforcements.

 Polyester monofilament is used in zippers, conveyor belting and dryer and forming screen applications in the paper industry. Roofing is the primary end use for polyester spunbond. Polyester resins are primarily used in beverage, pharmaceutical and other containers and for the manufacture of polyester fibers.

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

The key raw materials used by the Fibers and Film segment in production are either supplied internally or purchased on the open market, generally under long-term contracts. Polyester fibers are produced from PTA or DMT and ethylene glycol, which are either purchased from other suppliers or produced by the Company. See "Raw Materials and Energy."

Major polyester fibers competitors include: Allied-Signal, Inc., duPont, ICI Americas, Inc.("ICI"), Rhodia AG and Wellman, Inc.

Major United States and foreign polyester film producers include: duPont, ICI, Toray Industries (America), Inc. and Teijin America, Inc. Competing producers of PTA and DMT in the United States are Amoco Chemicals Corporation and duPont, respectively.

Grupo Celanese, S.A. is the sole or a major Mexican producer of a variety of products including polyester high denier industrial yarn, industrial staple, textile filament, polyester staple, industrial nylon filament, yarn, polyester bottle resin, laminated and printed film and bioriented polypropylene.

Celanese Canada Inc. is the sole or a major Canadian producer of a variety of products including polyester textile staple, carpet staple and bottle resins. A substantial portion of the fibers production of both Grupo Celanese, S.A. and Celanese Canada Inc. is sold in export markets in competition with world producers.

SPECIALTIES AND TECHNICAL POLYMERS SEGMENT

This segment consists of Hoechst Technical Polymers and the Specialty Chemicals Group. This segment employs approximately 3,500 people and produces, imports and sells a wide variety of specialty products.

Hoechst Technical Polymers. Hoechst Technical Polymers produces a variety of high-performance engineering thermoplastics, including acetal copolymer sold under the trademarks Celcon(R) and Hostaform(R), Celanese(R) nylon 6/6 resins, thermoplastic polyester sold under the trademarks Celanex(R) and Impet(R), liquid crystal polymers sold under the trademark Vectra(R), long fiber-reinforced thermoplastics sold under the trademark Celstran(R) and thermoplastic alloys sold under the trademark Vandar(R), as replacements for metals and other plastics in a wide variety of end uses. The product lines of the business also include Hostalen(R) GUR, ultra high molecular weight polyethylene. The Company produces the basic raw materials for Celcon(R), Celanex(R), Impet(R) and Vandar(R) resins and purchases them for Celanese(R) nylon 6/6 and Vectra(R) and Celstran(R) resins. Other major United States producers of one or more similar engineering thermoplastics are duPont, General Electric Company and BASF. The Company participates in Fortron Industries, a joint venture (with a 50% interest; Kureha Chemical Industry Co., Ltd. ("Kureha") having a 50% interest). The joint venture operates a plant to manufacture Fortron(R) polyphenylene sulfide. Since 1987, the Company has marketed Fortron(R) which is manufactured by Kureha in Japan and by Fortron Industries in the United States.

The Company participates in Polyplastics Co., Ltd. (with a 45% interest; Daicel Chemical Industries, Ltd. having a 55% interest) which produces and sells acetal copolymer, thermoplastic polyester resins and other polymeric products.

Specialty Chemicals Group. This group's product lines include: organic pigments, resins, sodium hydrosulfite, surfactants, and other specialty chemicals which are mainly used in the textile, ink, pulp and paper, paint, coatings, plastics, personal care, detergent and food processing industries; organic intermediates used for synthesis of dyes, pigments, pharmaceuticals, cosmetics, agricultural chemicals, photochemicals, plastics, adhesives, and other chemical products; inorganic chemicals sold for broad industrial use, including pharmaceuticals, electrical and battery equipment and oil drilling; superabsorbent polymers used in personal care products; waxes and lubricants used for polish and plastics processing applications and liquid photoresists and ancillaries used in the manufacture of microchips for computers and other electronic devices. Among internationally registered trademarks are: Genapol(R) and Hostapon(R) surfactants; Sanwet(R) superabsorbent polymers (a registered trademark of Sanyo Chemical Industries, Ltd. licensed to the Company); and AZ(R) liquid photoresist.

Bulk Pharmaceuticals & Intermediates ("BPI") is a supplier of bulk analgesics, pharmaceutical bulk actives and pharmaceutical intermediates. The Company participates in BHC Company ("BHC") (with a 50% interest; BASF having a 50% indirect interest) which manufactures and markets bulk ibuprofen. BHC's major competitor is Ethyl Corporation. BPI also manufactures acetaminophen for which its major competitors include Mallinckrodt Corporation and Rhone-Poulenc Corporation.

Effective July 1, 1995, Hoechst AG and Bayer AG ("Bayer") formed a worldwide joint venture to manufacture and sell textile dyestuffs. In August 1995, a joint venture was formed in the United States, DyStar L.P., through Hoechst Celanese Dyes Company, Inc., a wholly owned subsidiary of the Company, and Bayer Corporation, a wholly owned subsidiary of Bayer, each contributing their former textile dyestuffs businesses for equal ownership.

CORPORATE RESEARCH & TECHNOLOGY SEGMENT (CR&T)

This segment, formerly Advanced Technology Segment, consists of the North American unit of the Hoechst Group corporate research and technology organization. CR&T's mission is to identify, assess and work on new developments and technologies that are of strategic importance to the Hoechst Group. Additionally, CR&T supports the North American business units with technical services. This segment employs approximately 600 people.

RESEARCH AND DEVELOPMENT

The Company conducts research and development both independently and jointly with Hoechst AG and, additionally, has been a party to a broad research and development cost-sharing agreement with Hoechst AG since January 1, 1988.

The Company continues to conduct its own research and development activities in areas where specific developments for the United States market increase the Company's competitiveness.

Research and development costs are included in expenses as incurred. The Company's research and development costs for 1996, 1995, and 1994 were $176 million, $179 million, and $182 million, respectively. Management intends to maintain the Company's research and development expenditures in 1997 at approximately the same level as 1996.

At December 31, 1996, approximately 1,500 employees, including approximately 800 professionals, were engaged in basic and applied research and development at the Company. These individuals work in coordination with the Hoechst Group's research and development personnel in the Federal Republic of Germany and other parts of the world. The Hoechst Group in turn has access to a significant portion of the Company's technology, know-how and patent rights. The Hoechst Group is one of the leading research-oriented chemical and pharmaceutical companies in the world, employing approximately 14,800 persons in its various research and development laboratories. Research and development expenditures of the Hoechst Group amounted to approximately $2.6 billion in 1996. Based on individual license agreements and the cost-sharing agreement, the Company has access to a significant portion of the Hoechst Group's technology, know-how and patent rights for the United States and other markets, including licenses for new developments.

The Company's United States research and development facilities are located in Auburn Hills, Michigan (automotive plastic applications); Branchburg, New Jersey (photoresists); Charlotte, North Carolina (textile and technical fibers, specialty chemicals, separations products and polyester resins); Corpus Christi, Texas (chemicals, pharmaceutical intermediates and bulk actives); Coventry, Rhode Island (organic intermediates, pigments and specialty chemicals); Greer, South Carolina (polyester film); Winona, Minnesota (technical polymers); Florence, Kentucky (technical polymers); Portsmouth, Virginia (superabsorbent polymers) and Summit, New Jersey (technical polymers).

MARKETING AND COMPETITION

The Company's products are generally sold in the United States directly or through distributors or agents. Foreign subsidiaries and affiliates sell principally through local sales personnel or agents. The principal customers worldwide are other manufacturers which use the Company's products in a wide variety of industrial and consumer products.

In general, the Company sells its products in highly competitive worldwide markets. The number of competitors in a market or country and the Company's competitive position vary widely with the products and countries involved. See specific discussion of competitors in "Description of Business Segments." There is growing competition from private and state-owned industries in certain foreign countries in which there is an abundance of low-cost labor or raw materials. This competition has a direct or indirect effect on many product lines. For example, in the area of textile fibers, business is impacted by fabric and apparel imports into the United States, Canada and Mexico, particularly from the Far East. Depending upon the characteristics of the particular market, the Company competes on the basis of price, product quality and performance, technical support and customer service. Within the Chemicals and Fibers and Film segments, the Company competes primarily on the basis of price, product quality and performance. In general, Specialties and Technical Polymers products are sold based on product performance, technical support and, to a lesser extent, price. The Company's business is affected to some degree by seasonality in the industries of its customers such as automotive, housing and textiles.

The business is also sensitive to changes in the world economy, including changes in currency exchange rates. Operations outside the United States are subject to the economic and political risks inherent in the countries in which they operate. Additionally, the export and domestic markets can be affected significantly by import laws and regulations and energy cost differentials. During 1996, the Company's export sales from the United States were 15.3% of consolidated net sales.

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

The Company currently has adequate supplies or access to sources of all purchased raw materials and energy for the foreseeable future. The Company does not consider itself dependent upon any one supplier for a material amount of its raw material or fuel purchases. However, in the United States, wood pulp (a raw material for cellulosics) is largely obtained from two suppliers, and Hoechst Celanese Polyester Intermediates is the sole supplier of DMT and is one of two suppliers of PTA used in the production of polyester. Grupo Celanese, S.A. purchases the majority of its raw materials from Alfa, S.A. de C.V. and Petroleos de Mexicanos.

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

The Company has developed and acquired technical information and owns patents in the chemicals, fibers, specialties and technical polymers fields, some of which have been licensed to affiliates and others worldwide.

EMPLOYEES

At December 31, 1996, worldwide employment for the Company was approximately 24,100. The Company employed about 8,000 persons outside the United States. In the United States, fewer than one-fourth of the plants and employees are organized by labor unions. Most labor agreements are for terms of three years. The Company offers comprehensive benefit plans for employees and their families and believes relations with employees are satisfactory.

ENVIRONMENTAL

The Company's worldwide operations are subject to environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

In 1996, combined worldwide expenditures, including third party and divested sites, for compliance with environmental control regulations and internal Company initiatives totaled $189 million, of which $66 million was for capital projects. In both 1997 and 1998, total annual environmental expenditures are expected to be approximately $180 million, of which $70 million is for capital projects. It is anticipated that stringent environmental regulations will continue to be imposed on the Company and the industry in general. Although the Company cannot predict expenditures beyond 1998, management believes that the current spending trends will continue.

The Company may be subject to claims brought by Federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the Federal Comprehensive Environmental Response Compensation and Liability Act ("Superfund") and related state laws for investigation and cleanup costs at approximately 100 sites. At most of these sites, numerous companies, including either the Company or one of its predecessor companies, have been notified that the United States Environmental Protection Agency ("EPA"), state governing body or private individuals consider such companies to be potentially responsible parties under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is in litigation. The Company has accrued its best estimate of its ultimate liability for investigation or cleanup costs, but, due to the many variables involved in such estimation, the ultimate liability may vary. Expenditures for investigation, clean up and related activities have been $21 million for the three years ended December 31, 1996 with expenditures in no year greater than $9 million.

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

The Company's principal manufacturing facilities, which are owned by the Company (unless otherwise indicated), are summarized below:

CHEMICALS SEGMENT:

    U.S.

Bay City, Texas ................. Vinyl acetate, butanol, propanol, synthetic fatty acids, butyl acetate

Bishop, Texas ................. . Methanol, formaldehyde, pentaerythritol, trimethylolpropane

Bucks, Alabama .................. Amines

Clear Lake, Texas ............... Acetic acid, ethoxylates, vinyl acetate, acrylic acid and esters, methanol*

Narrows, Virginia ............... Acetate filament and flake, cigarette filter tow

Pampa, Texas ....................  Acetic acid, acetic anhydride, ethyl acetate, methyl ethyl ketone, acrylic esters

Portsmouth, Virginia ............  Specialty amines

Rock Hill, South Carolina .......  Acetate filament and flake, formaldehyde

    NON-U.S.

Celanese Canada Inc.:


Drummondville, Quebec ...........  Acetate filament fibers


Edmonton, Alberta ...............  Acetic acid, acetic anhydride, cellulose acetate flake, cigarette filter tow,
                                      formaldehyde, methanol**, pentaerythritol,
                                      sodium formate, vinyl acetate

Grupo Celanese, S.A.:

Cangrejera, Veracruz ............  Acetic acid, vinyl acetate, dimethyl formamide, methyl amines, acetic anhydride
                                      and acrylic acid

Celaya, Guanajuato ..............  Acetic acid esters, solvents, acetic anhydride

Cosoleacaque, Veracruz ..........  Acrylic acid esters

Ocotlan, Jalisco ................  Cellulose acetate flake, filament and cigarette filter tow

Hoechst Celanese S.A.:

Lanaken, Belgium ................  Cigarette filter tow


----------

* The methanol operation is owned by a joint venture. See Item 1 - "Business -- Description of Business Segments."

**   The methanol operation is owned by Celanaese Canada Inc. and Company.

FIBERS AND FILM SEGMENT:

    U.S.

Clear Lake, Texas .................  Ethylene oxide and glycol
Greer, South Carolina .............  Polyester film and resins
Rock Hill, South Carolina .........  PBI
Salisbury, North Carolina .........  Polyester staple and filament fibers
Shelby, North Carolina ............  Polyester filament fibers
Spartanburg, South Carolina .......  Polyester staple, polyester resins, spunbond and monofilament
Wilmington, North Carolina ........  PTA, DMT and terate resins

    NON-U.S.
Hoechst Celanese S.A.:
Lanaken, Belgium ..................  Acetate and triacetate filament fibers
Celanese Canada Inc.:
Millhaven, Ontario ................  Polyester staple fibers and polyester resins
Grupo Celanese, S.A.:
Ocotlan, Jalisco ..................  Polyester filament
Queretaro, Queretaro ..............  High denier nylon and polyester staple, filament, and high denier filament
Toluca, Mexico ....................  Polyester staple and high denier polyester and nylon filaments
Zacapu, Michoacan .................  Bioriented polypropylene film, laminated printed films and cellulosic casings


SPECIALTIES AND TECHNICAL POLYMERS SEGMENT:

Bayport, Texas* ...................  Ultra high molecular weight polyethylene
Bishop, Texas .....................  Engineering plastics and acetaminophen
Branchburg, New Jersey ............  Liquid photoresist
Bucks, Alabama ....................  Sodium hydrosulfite, sulfur dioxide, sodium bisulfite solution
Charlotte, North Carolina* ........  Microporous membranes
Coventry, Rhode Island ............  Pigments and organic intermediates
Florence, Kentucky ................  Engineering plastics
Leeds, South Carolina .............  Sodium bisulfite solution, sodium hydrosulfite, sodium hydrosulfite
                                      solution, specialty blended products

Mount Holly, North Carolina .......  Resins, surfactants and other specialty chemicals
Portsmouth, Virginia ..............  Superabsorbent materials
Shelby, North Carolina ............  Engineering plastics
Wilmington, North Carolina ........  Polyphenylene sulfide
Winona, Minnesota .................  Engineering plastics



Management believes that the Company's properties are suitable for its business and have adequate productive capacities to meet current and future business requirements.


----------

*    This facility is leased.

ITEM 3.   LEGAL PROCEEDINGS

The Company is a defendant in a number of lawsuits, including environmental, product liability and personal injury actions. Certain of these lawsuits are or purport to be class actions. In some of these cases, claimed damages are substantial. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits, management believes, based on the advice of legal counsel, that adequate provisions have been made for probable losses with respect thereto and that the ultimate outcome will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given year.

In late February 1990, the U.S. EPA issued a Notice of Violation to the Company's Celriver plant alleging that the plant is subject to the Benzene NESHAP Fugitive Emissions Standard of the Clean Air Act. Although the Company subsequently met the Fugitive Emissions Standard voluntarily at all plants that used benzene (the Celriver, Celco and Bishop facilities), it believed that the facilities properly determined in 1984 that they qualified for an exemption from the standard and, therefore, enforcement and sanctions were not appropriate. The Department of Justice (DOJ) and EPA filed complaints against Celriver in July 1992 in S.C.; Celco in November 1993 in VA; and Bishop in March 1995 in TX seeking penalties of up to $25,000 per day of violation. In May 1996, the Court in the Celriver case gave deference to the Government's interpretation but dismissed its penalty claim because the Company had not been given notice of that interpretation as required by the U.S. Constitution. The Government filed an appeal. The Company filed a cross-appeal continuing its challenge to the Government's new interpretation. Briefing in the Court of Appeals has been completed, but oral argument has not been scheduled. The Celco and Bishop cases have been stayed by agreement of the parties pending the outcome of the Celriver appeal.

Prior to 1987, the Company made polyethylene water service pipe. In December 1995, the Company was brought into 15 related lawsuits in the Superior Court of the State of California for the County of Orange by approximately 462 homeowners who allege damage from a landslide in January 1993 in Anaheim Hills, California. The claims against the Company are that polyethylene water service pipe (known as "Yardley Water Service Line") sold by the Company leaked or broke in the landslide area and either caused or contributed to the landslide. Other defendants are the City of Anaheim, other governmental agencies and Flintkote Corporation, another manufacturer of water service pipe. The case against the governmental agencies was filed in 1993. Although the total damages claimed aggregate approximately two billion dollars, management believes that the claims against the Company are without merit and will defend itself vigorously. Management believes this will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In June 1991, the Company entered into an agreement with the EPA to participate in a voluntary program known as the "Toxic Substances Control Act - Section 8
(e) CAP Program." Under this program, the EPA is allowing participating companies to conduct voluntary, retrospective self-audits, to submit newly discovered 8 (e) studies to the EPA and to pay a penalty of $6 thousand for each unreported study. The Company's penalty, which was the program's $1 million maximum amount, was paid in October 1996.

The Company is a named defendant in 36 putative class actions, three of which have been certified as class actions, as well as a defendant in other non-class actions filed in twelve states (the "Plumbing Actions"). In these Plumbing Actions the plaintiffs typically seek recovery for alleged property damages, and, in certain cases, additional damages under the Texas Deceptive Trade Practices Act and analagous statutes in other jurisdictions. The other defendants include United States Brass Corporation ("U.S. Brass"), Vanguard Plastics, Inc. ("Vanguard"), Shell Oil Company ("Shell") and E.I. duPont deNemours & Co., Inc. ("duPont"). Damage amounts are not specified. The plumbing systems were designed and manufactured primarily by U.S. Brass and Vanguard. The pipe was made from polybutylene resin supplied by Shell. The Company sold acetal copolymer resin and duPont sold acetal homopolymer resin to other companies who manufactured the fittings used in the plumbing systems. The class actions and the purported class actions are in the Circuit Court, State of Alabama, County of Mobile (one case), Circuit Court, State of Maryland, County of Montgomery (one case), the 20th Judicial Circuit Court, State of Illinois, County of St. Clair (two cases), the Circuit Court, State of Missouri, County of St. Louis (one case), the Superior Court, State of Arizona, County of Maricopa (two cases), the Municipal Court, State of California, County of San Diego (one
case), the Superior Court, State of California, Counties of San Diego (six cases), and Monterey (one case), the District Court, State of Nevada, County of Clark (one case), the 2nd Judicial District Court, State of Nevada, County of Washoe (one case), the 164th Judicial District Court, State of Texas, County of Harris (one case), the United States District Court for the Southern District of Texas, Houston Division (one case), the District Court, State of Colorado, County of Denver (one case), the Superior Court of California, Santa Cruz County (one case), the Circuit Court of the Eleventh Judicial Circuit, Florida, Dade County (one case) (which has been dismissed on appeal), the Superior Court of Georgia, Fulton County (one case), the Superior Court of Indiana, Marion County (one case), the District Court of Iowa, Polk County (one case), the 18th Judicial District of Louisiana, Iberville Parish (one case), the Civil District Court of Louisiana, Orleans Parish (one case), the Circuit Court of Michigan, Wayne County (one case), the Court of Common Pleas of Ohio, Montgomery County (one case), the Circuit Court of Oregon, Multnomah County (one case), the Court of Common Pleas of Pennsylvania (1st Judicial District), Philadelphia County (one case), the Court of Common Pleas of South Carolina, Beaufort County (one case), the Circuit Court of Wisconsin, Milwaukee County (one case), the District Court, State of Colorado, Denver District (one case), the 22nd Judicial Circuit Court, State of Missouri, County of St. Louis (one case) and the Superior Court, State of New Jersey, County of Burlington (one case).

The Company and Shell have resolved through settlement or obtained dismissals of four certified state court class actions.

Based on, among other things, the findings of outside experts and the successful use of the Company's acetal copolymer in similar applications, the Company does not believe its acetal copolymer was defective or caused the plumbing systems to fail. In many cases the Company's exposure may be limited by the fact that the other defendants and other responsible parties may be found liable in whole or substantial part or by invocation of the statute of limitations since the Company ceased selling the resin for use in the plumbing systems in site built homes during 1986 and in manufactured homes during 1989. The Company is defending itself vigorously in these actions. The Company has commenced litigation in the Superior Court - Law Division, State of New Jersey, County of Somerset against U.S. Brass and its former and current parent, Household International, Inc. ("Household"), and Eljer Industries, Inc. ("Eljer"), respectively, to recover, among other things, the portion of the plumbing action judgements, settlements and expenses that are attributable to U.S. Brass, Household and Eljer. However, as a result of U.S. Brass filing for Chapter 11 protection in bankruptcy court in Sherman, Texas, all claims against U.S. Brass have been stayed and this litigation was removed to the bankruptcy court. The Company has made a motion in the bankruptcy court to remand the litigation to state court so that its claims against Household and Eljer can be pursued. By order dated October 21, 1996, the bankruptcy court granted the Company's motion to remand the litigation to the Superior Court of New Jersey so that the Company could pursue its claims against Household and Eljer. Household filed a motion to reconsider the remand order and Eljer sought limited reconsideration of the remand order. The bankruptcy court has not ruled on the motions to reconsider.

In November 1995, the Company, Shell and duPont entered into a national class action settlement, which has been approved by the Courts, subject to appeals. All such appeals have been dismissed.

The settlement calls for the replacement of plumbing systems of claimants who have had qualifying leaks. Furthermore, the three companies have agreed to fund such replacements up to $950 million. The allocation of the payments already made and future payments between the affected companies has not been finally determined and will be subject to allocation in binding arbitration. There are additional pending lawsuits not covered by this settlement.

On or about December 20, 1995, the Company and Shell settled the claims of certain individuals, owning 110,000 property units, who are represented by the law firm of Fleming, Hovenkamp & Grayson, P.C. ("FHG") for an amount not to exceed $170 million. FHG's clients will also be eligble for a replumb of their homes in accordance with the terms of the national class action settlement. The Company's and Shell's contributions under this settlement also will be subject to allocation in binding arbitration.

Management believes that the Plumbing Actions are either covered by insurance or provided for in the financial statements. In September 1989, after being sued by one of its insurers in New York, the Company filed suit in the Superior Court of the State of Delaware in and for New Castle County against National Union Fire Insurance Co. of Pittsburgh, Pennsylvania, the primary general liability insurance carrier for the Company from April 1985 to May 1989 and 40 excess/umbrella carriers insuring the Company from 1978 to 1989, seeking a declaration that insurance coverage exists for these product liability claims. The insurers' New York action has been dismissed. Negotiations with most of the carriers have resulted in settlement or agreements in principle to settle, resulting in substantial continuing coverage of the Plumbing Actions or cash payments for claims. There are ongoing discussions with several of the remaining insurers. The Company's Delaware suit has been stayed pending the results of interlocutory appeals to the Delaware Supreme Court on two issues. Outside counsel believes that the Company has a substantial probability of prevailing in its litigation against the carriers.

The Company is not liable for any alleged defects in such systems which were designed, manufactured and marketed by other companies. Nonetheless, the Company has agreed to participate in the proposed settlements described above to reduce litigation expenses and to provide relief to qualifying homeowners with polybutylene plumbing problems.

Management believes that the Plumbing Actions will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given year. See Note
(15) of Notes to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

                                                YEARS ENDED DECEMBER 31,
                                     -----------------------------------------
                                     1996     1995      1994      1993     1992
                                    ------   ------   -------    ------   ------
                                                    (IN MILLIONS)

Net sales .......................   $6,906   $7,395   $ 6,874    $6,171   $6,320
Operating income (loss) .........      500      584       (39)      302      304
Earnings (loss) from continuing
  operations before cumulative
   effect of accounting change ..      199      310      (108)      129       84
Total assets ....................    8,286    8,317     7,775     7,611    6,888
Long-term debt ..................    1,026      962     1,082       871      823
Dividends declared ..............       90      130        60        70       85




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

Forward-looking statements made in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

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

As part of a worldwide strategy, Hoechst AG is moving towards a management holding company concept. Thus, the Company is undergoing an internal review to align its businesses under this new global approach. Under this approach, the Cellulosics business has been transferred from the Fibers and Film segment to the Chemicals segment. It is unknown at this time when other realignments, if any, will be made and the effect they will have on the Company.

Hoechst AG, Frankfurt, Germany and Clariant AG, Muttenz, Switzerland intend to combine their respective worldwide specialty chemicals businesses and have signed a nonbinding general agreement. Consummation of the combination is subject to a number of conditions including the negotiation of definitive agreements, approval by the board members and shareholders of both companies and approval by the antitrust authorities. Accordingly, the Company is unable to predict whether or when a transaction with Clariant AG will be consummated.

Net sales of $6,906 million in 1996 decreased by 6.6% or $489 million from 1995 net sales of $7,395 million. Sales decreases were realized in most segments. The Chemicals segment sales decreased $133 million over the prior year within most product lines except for the continuing favorable performance of acrylates and cigarette tow. Selling price impact was $80 million unfavorable due to declining prices, particularly in methanol and acetic acid. Volumes also decreased for most basic chemicals, however, increased worldwide demand for both acetate and filter products resulted in higher volumes compared to 1995. The Fibers and Film segment experienced sales declines of $210 million from the same period last year. Competitive pricing pressures resulted in decreased selling prices of $188 million. In Textile Fibers, sales were lower due to market softness for polyester staple compared to the prior year. For filament products, selling prices were maintained, comparable to the prior year level. However, volumes for filament products were stronger because of the increased demand for the product in the fashion industry. Technical Fibers sales decreased due mainly to the sale of the caprolactum business in fourth quarter 1995, which was partially offset by the strong demand in the tire cord business as well as higher pricing in most of the other Technical Fibers businesses. Polyester Resins and Films sales decreased as prices and volumes were unfavorable for PET resins and intermediates. This decline is mainly due to intense competition and market saturation for resins. The Specialties and Technical Polymers segment sales decreased $182 million over the comparable 1995 period. In Technical Polymers (formerly Advanced Materials), overall sales volumes for the full year decreased primarily due to the transfer of the fluoropolymers business to Dyneon, a Hoechst-3M joint venture, effective August 1, 1996. Specialty Chemicals sales decreased largely as the result of the sale of the printing plates business to Bayer Corporation (AGFA Division) on January 2, 1996 and the transfer of the dyes business to DyStar, a Hoechst-Bayer joint venture, in 1995. Excluding these transactions, Specialty Chemicals experienced higher volumes in detergent raw materials, separations products, and pigments. Selling prices were relatively stable in most businesses, however, superabsorbents and bulk pharmaceuticals experienced lower pricing versus the prior year.

Selling, general and administrative expenses ("SG&A") decreased $134 million over 1995. The decrease is a result of the sale of the printing plates business and the transfer of the fluoropolymers business to Dyneon in 1996, and lower profit sharing compared to 1995.

Research and development expenses decreased by $3 million from the 1995 levels, primarily due to reduced spending.

Operating income declined by $84 million from $584 million in 1995 to $500 million in 1996. The decline was driven by reduced profitability in the Chemicals and Fibers and Film segments. In the Chemicals segment, lower operating income was primarily the result of lower prices and volumes for most basic chemical product lines while Cellulosics improved due to both favorable price and volume changes. In the Fibers and Film segment, operating income decreased over the prior year. In Textile Fibers, favorability in filament was not enough to offset lower pricing and volumes in staple. Technical Fibers operating income remained relatively flat versus the prior year. The operating income for Polyester Resins and Films decreased compared to the prior year due to industry oversupply and intense competition in the PET business. In the Specialties and Technical Polymers segment, operating income increased. In Technical Polymers, operating income increased slightly over the comparable prior year, attributable primarily to increased demand in the polyester and Celstran(R) businesses, which more than offset the decrease in operating income resulting from the transfer of the fluoropolymer business to Dyneon. Specialty Chemicals operating income increased compared to the prior year. Favorable volumes in detergent raw materials, separations and pigment products resulted in slightly improved operating income which offset the effect of the printing plates and dyes transactions. In addition, 1996 included a charge relating to a write-down of the remaining dye assets; whereas, 1995 included a charge relating to a write-down of assets and additional environmental remediation exposure.

Equity in net earnings of affiliates improved by $3 million over 1995 due to improved earnings in Fortron Industries, a 50% joint venture, which sells polyphenylane sulfide.

Interest and other income, net, decreased by $115 million compared to the prior year. During 1995, a special dividend of $34 million was received from a foreign investment, a gain of approximately $38 million was recorded associated with transferring the Company's methanol production assets at the Clear Lake, TX plant and forming a joint venture with Valero Javelina Company and a gain of $24 million was recorded on the sale of the textile nylon business operated by Grupo Celanese, S.A. During 1996, a gain of $10 million was recognized on the sale of the printing plates business.

The effective tax rate was 32% for 1996 compared to 26% for 1995. The increase is mainly attributable to the decrease in non-US earnings taxed at lower rates.

1995 COMPARED TO 1994

On July 18, 1995, Hoechst Corporation, the Company's parent, completed the acquisition of Marion Merrell Dow Inc. (which was renamed Hoechst Marion Roussel, Inc. ["HMRI"]). In line with the worldwide strategy of Hoechst AG, the pharmaceutical operations in North America were realigned. Accordingly, the Company's management approved a formal plan to transfer its interest in Copley Pharmaceutical, Inc. and Hoechst-Roussel Pharmaceuticals Inc. to its Parent or the subsidiaries of its Parent. The transfer of the carrying value of the net assets of these businesses was effective July 1, 1995. Accordingly, the Company was reimbursed by Hoechst Corporation for any costs, including operating losses, the Company incurred associated with the strategic realignment of the pharmaceutical operations. Beginning with the second quarter of 1995, the Company eliminated its Life Sciences segment. In addition, in the fourth quarter 1995, the Company transferred its interest in Agri-Vet Inc., which owns the Company's interest in Hoechst-Roussel Agri-Vet Company and AgrEvo USA Company, to its Parent. The Company has reflected the operating results of all of these businesses as discontinued operations in the accompanying consolidated financial statements.

Net sales of $7,395 million in 1995 increased by 7.6%, or $521 million, over net sales of $6,874 million in 1994. The largest sales improvements were realized in the Chemicals and Fibers and Film segments. The Chemicals segment sales improved by $389 million, which was driven by $371 million of favorable pricing versus the prior year, especially for methanol. Both vinyl acetate monomers and acetic acid product lines continued to see strong demand and favorable pricing. Although some softness in the market was noticed in the second half of 1995, these products remained favorable over the prior year. Both volumes and prices were favorable for filter products over the prior year. The Fibers and Film segment experienced sales growth of $145 million over 1994. Strong pricing impact of approximately $261 million, driven by PET resins, more than offset declining volumes, mostly in staple. In Textile Fibers, pricing increases in the domestic staple market were high enough to more than offset decreases in domestic volumes for polyester staple and acetate. This decrease in volumes versus prior year is due to market softness in the later part of 1995, particularly the apparel market. The Technical Fibers Group experienced sales growth for the year over 1994 due to improved Tire/MRG (mechanical rubber goods) volumes in the domestic market. Polyester Resins and Films sales increased significantly as a result of higher selling prices and volumes for PET resins due to strong demand in the packaging materials and plastic containers markets. In addition, continued favorable pricing and volumes were experienced in PET film due to growing demand for both thin and thick film applications. The Specialties and Technical Polymers segment sales were $36 million lower than prior year, as sales increases in Technical Polymers were not enough to offset decreases in the Specialty Chemicals Group. In Technical Polymers, overall sales improvements compared to 1994 resulted from favorable sales volumes across most product lines largely resulting from continued strong domestic and export demand, further commercialization of products and the benefit of a strong economy. Specialty Chemicals' 1995 sales experienced a downturn versus the prior year primarily due to price declines in superabsorbents resulting from intense competition and a reduction in volumes due to the contribution of the dyes business to the DyStar joint venture, the U.S. part of a worldwide joint venture with Hoechst AG and Bayer AG. These declines were too large to be countered by the improved domestic volumes in surfactants, fine chemicals, AZ Photoresist and bulk pharmaceuticals.

Selling, general and administrative expenses increased $22 million over the prior year mainly due to higher personnel related costs associated with higher profit sharing and increased reengineering spending especially in the Fibers area. Research and development expenses remained at the same levels versus the prior year.

The 1995 operating income of $584 million was $623 million greater than 1994 which had an operating loss of $39 million. In the fourth quarter of 1995, the Company recorded a special charge of $192 million ($125 million, net of tax) for the expected costs and expenses relating to the write-down of assets and additional environmental remediation exposure associated mostly with the Specialties and Technical Polymers segment and for potential additional costs pertaining to pending and future product liability claims, net of probable insurance recoveries (See Note (16) of Notes to Consolidated Financial Statements and Item 3. "Legal Proceedings"). In November 1995, the Company, Shell and duPont entered into a national class action settlement, which has been approved by the Courts, subject to appeals. Outside counsel believes that the Company has a substantial probability of prevailing on any such appeals. The settlement calls for the replacement of plumbing systems of claimants who have had qualifying leaks. Furthermore, the three companies have agreed to fund such replacements up to $950 million. The allocation of the payments already made and future payments between the affected companies has not been finally determined. There are additional pending lawsuits not covered by this settlement. In December 1995, the Company and Shell reached agreement to settle 60,000 claims which were not part of the national class action and which comprise substantially all of the remaining active claims against the Company. This settlement is on terms similar to the class action settlement.

Operating income in the Chemicals segment benefited from a significant increase in sales for the full year resulting from increased volumes and pricing, particularly in methanol and filter products, which more than offset the higher raw material costs for ethylene and propylene. Improvements in the Fibers and Film segment over the prior year were led by Technical Fibers and Polyester Resins and Films. In Textile Fibers, operating income decreased as demand for acetate filament declined. Although the cost of raw materials increased, Tire/MRG sales volumes in Technical Fibers resulted in increased operating income over the prior year. The operating income for Polyester Resins and Films improved over the prior year due to very favorable pricing in the domestic market for PET Film, Polyester Intermediates, and PET Resins. In the Specialties and Technical Polymers segment, operating income remained flat compared to 1994. Although Technical Polymers experienced increased sales in most product lines, this was not enough to offset decreases in Specialty Chemicals. Specialty Chemicals' operating income declined as the result of higher raw material costs for most product lines, as well as price declines for superabsorbents.

Equity in net earnings of affiliates improved by $8 million over 1994 due to increased earnings in a 45% owned affiliate, which sells copolymer and resins, resulting from improved sales and the effect of the weakening of the U.S. dollar against the Japanese yen.

Interest and other income reflects the following: a gain of approximately $38 million associated with transferring the Company's methanol production assets at the Clear Lake, TX plant and forming a joint venture with Valero Javelina Company which started up in the third quarter 1995; a gain of $24 million on the sale of the textile nylon business operated by Grupo Celanese, S.A. and a dividend of $34 million from an investment in National Methanol Company, which operates in Saudi Arabia.

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

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), which establishes standards for the recognition of impairment of certain assets. Adoption of FAS 121 did not have a material impact on the financial position or results of operations of the Company.

ENVIRONMENTAL

In 1996, combined worldwide expenditures, including third party and divested sites, for compliance with environmental regulations and internal Company initiatives totaled $189 million of which $66 million was for capital projects. In both 1997 and 1998, total annual environmental expenditures are expected to be approximately $180 million of which $70 million is for capital projects. It is anticipated that stringent environmental regulations will continue to be imposed on the Company and the industry in general. Although the Company cannot predict expenditures beyond 1998, management believes that the current spending trends will continue.

In 1996, 1995, and 1994 the total environmental costs charged to operations for remediation efforts amounted to $24 million, $101 million and $105 million, respectively. As of December 31, 1996 and 1995, the Company's total environmental liability recognized in the financial statements is $248 million and $272 million, respectively. The amounts are neither reduced for anticipated insurance recovery nor discounted from the anticipated payment date.

In the opinion of management, environmental expenditures will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

Effective January 1, 1997, the Mexican economy has been deemed hyperinflationary; thus, the Company will switch the functional currency for its Mexican entities from the peso to the U.S. dollar. Although it is not practical to quantify, we expect 1997 results for our Mexican operations to be lower than what they would have been prior to this change.

RATIO OF EARNINGS FROM CONTINUING OPERATIONS TO FIXED CHARGES

The ratio of earnings to fixed charges for 1996 was 5.5 compared to 6.0 for 1995. The decrease was due to weaker earnings from continuing operations, slightly offset by lower interest expense. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from operations before fixed charges, minority interests and income taxes. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.

LIQUIDITY AND CAPITAL RESOURCES

Beginning in 1996, the Company pools its cash with its Parent and the Company's excess cash is loaned to its Parent under a revolving credit agreement. Accordingly, the Company had no cash and cash equivalents at December 31, 1996. Under this revolving credit agreement, the outstanding receivable balance from Parent was $191 million as of December 31, 1996.

Cash provided by operations for 1996 was $493 million compared to $748 million in 1995. The decrease is primarily attributed to lower earnings in 1996, decreased working capital in 1996 and the effect of discontinued operations in 1995. Cash provided by operations along with cash from the sale of businesses and assets were more than sufficient to finance the Company's capital expenditures.

During 1996, the Company borrowed $383 million and repaid $380 million under its commercial paper program. There was $3 million commercial paper outstanding at December 31, 1996. In 1996, the Company issued $35 million of tax-exempt bonds to finance the construction of pollution control facilities in Texas and Virginia.

The Company paid its Parent a $130 million dividend in 1996 and a $60 million dividend in 1995. The Company intends to continue its practice of paying a dividend to its Parent at the discretion of the Company's Board of Directors.

The Company had an aggregate of $175 million medium-term notes outstanding as of December 31, 1996. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds from the sale of any medium-term notes will be used for general corporate purposes.

The Company's debt instruments include covenants, as defined in the loan agreements, that require maintenance of consolidated net worth of not less than $2.3 billion, and the limitation of dividends and other restricted payments. The Company is in compliance with all debt covenants.

The Company expects that its capital expenditures (which should approximate 1996 levels), investments and working capital requirements will continue to be met primarily from cash generated from operations. However, the Company may, due to the timing of funding requirements, supplement its liquidity from external or affiliated sources. Such sources include the Company's medium-term note shelf registration, commercial paper program and loans from its Parent or Hoechst AG and affiliates.

ITEM 8.  FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Consolidated Balance Sheets as of December 31, 1996 and 1995 .............   20

Consolidated Statements of Earnings for the three years ended
December 31, 1996 ........................................................   21

Consolidated Statements of Stockholder's Equity for the three years
ended December 31, 1996 ..................................................   22

Consolidated Statements of Cash Flows for the three years ended
December 31, 1996 ........................................................   23

Notes to Consolidated Financial Statements ...............................   24

Report of Independent Auditors ...........................................   43


                         HOECHST CELANESE CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                            -------------------
                                                              1996        1995
                                                            -------     -------
                                                                (In millions)
ASSETS

Current assets:
  Cash and cash equivalents ............................    $    --     $    81
  Marketable securities ................................          2          --
  Net receivables ......................................      2,154       1,919
  Inventories ..........................................        782         854
  Deferred income taxes ................................         86          90
  Prepaid expenses .....................................         33          22
                                                            -------     -------
   Total current assets ...............................       3,057       2,966

Investments in affiliates ..............................        417         447
Property, plant and equipment, net .....................      2,643       2,660
Deferred income taxes ..................................         29          65
Long-term receivable from parent .......................        520         520
Other assets ...........................................        666         585
Excess of cost over fair value of net assets
  of businesses acquired, net ..........................        954         987
Net assets held for distribution .......................         --          87
                                                            -------     -------

    Total assets .......................................    $ 8,286     $ 8,317
                                                            =======     =======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

  Commercial paper, notes payable
    and current installments of long-term debt .........    $     9     $     7
  Accounts payable and accrued liabilities .............      1,759       1,953
  Dividend payable to parent ...........................         90         130
  Income taxes payable .................................        322         285
                                                            -------     -------
    Total current liabilities ..........................      2,180       2,375

Long-term debt .........................................      1,026         962
Minority interests .....................................        455         372
Other liabilities ......................................      1,189       1,267

Stockholder's equity:

  Common stock .........................................         --          --
  Additional paid-in capital ...........................      2,976       2,929
  Retained earnings ....................................        613         540
  Cumulative translation and other adjustments .........       (153)       (128)
                                                            -------     -------
    Total stockholder's equity .........................      3,436       3,341
                                                            -------     -------

  Total liabilities and stockholder's equity ...........    $ 8,286     $ 8,317
                                                            =======     =======



See accompanying notes to consolidated financial statements

                         HOECHST CELANESE CORPORATION

                     CONSOLIDATED STATEMENTS OF EARNINGS


                                                       Years ended December 31,
                                                  ------------------------------
                                                     1996      1995       1994
                                                  --------   --------   --------

                                                          (In millions)

Net sales ........................................  $ 6,906   $ 7,395   $ 6,874

Cost of sales ....................................    5,626     5,702     5,483
Selling, general and administrative expenses .....      604       738       716
Research and development expenses ................      176       179       182
Special charges ..................................       --       192       532
                                                    -------   --------  --------
    Operating income (loss) ......................      500       584       (39)

Equity in net earnings of affiliates .............       11         8        --
Interest expense .................................      (86)     (107)     (109)
Interest and other income, net ...................       98       213        47
                                                    -------   --------  --------
    Earnings (loss) before income taxes and
      minority interests .........................      523       698      (101)

Income tax expense (benefit) .....................      168       181      (106)
                                                    -------   --------  --------
   Earnings before minority interests ...........       355       517         5

Minority interests ...............................      156       207       113
                                                    -------   --------  --------
    Earnings (loss) from continuing operations ...      199       310      (108)

Loss from discontinued operations, net of tax ....       --       (49)      (78)
                                                    -------   --------  --------
   Net earnings (loss) ..........................   $   199   $   261   $  (186)
                                                    =======   ========  ========


See accompanying notes to consolidated financial statements.

                         HOECHST CELANESE CORPORATION

               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                                    Years ended December 31,
                                                                                                 -----------------------------
                                                                                                 1996       1995          1994
                                                                                               -------     -------     -------
                                                                                                       (In millions)
------------------------------------------------------------------------------------------------------------------------------------

Common stock

  Par value $.10 per share (authorized          Balance at beginning and end of year .......    $    --     $    --     $    --
                                                                                               =======     =======     =======
  and issued 10,000 shares)
------------------------------------------------------------------------------------------------------------------------------------

Additional paid-in capital                      Balance at beginning of year ...............    $ 2,929     $ 2,804     $ 2,769

                                                Transfers to/from parent, net ..............         47         125          35
                                                                                                -------     -------     -------
                                                Balance at end of year .....................    $ 2,976     $ 2,929     $ 2,804
                                                                                                =======     =======     =======

------------------------------------------------------------------------------------------------------------------------------------

Retained earnings                               Balance at beginning of year ...............    $   540     $   409     $   655

                                                Net earnings (loss) ........................        199         261        (186)

                                                Dividends - cash ...........................        (90)       (130)        (60)

                                                Dividends- net assets of subsidiaries ......        (36)         --          --
                                                                                                -------     -------     -------
                                                Balance at end of year .....................    $   613     $   540     $   409
                                                                                                =======     =======     =======

------------------------------------------------------------------------------------------------------------------------------------

Cumulative translation and other adjustments    Balance at beginning of year. .............     $  (128)    $   (49)    $    58

                                                Current year adjustments ...................        (25)        (79)       (107)
                                                                                                -------     -------     -------
                                                Balance at end of year .....................    $  (153)    $  (128)    $   (49)
                                                                                                =======     =======     =======

------------------------------------------------------------------------------------------------------------------------------------





See accompanying notes to consolidated financial statements.

                         HOECHST CELANESE CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years ended December 31,
                                                     ---------------------------
                                                        1996     1995     1994
                                                      -------   -----   -------

                                                              (In millions)

Operating activities:
  Earnings (loss) from continuing operations .......  $   199   $ 310   $  (108)
  Adjustments to reconcile net
    earnings (loss) to net cash provided by
     operating activities:
    Special charges, net of amounts used ...........     (194)     49       400
    Change in equity of affiliates .................       (7)     (5)        8
    Depreciation and amortization ..................      464     466       459
    Deferred income taxes ..........................       40     (23)     (223)
    (Gain) loss on sale of businesses
       and assets, net .............................       (4)    (39)        9
    Issuances of note receivable from Parent .......   (1,597)   (349)       --
    Collections of note receivable from Parent .....    1,681      74        --
    Changes in operating assets and liabilities,
      net of effect of businesses
        acquired and sold:
      Net receivables ..............................     (146)   (280)     (210)
      Inventories ..................................       15    (163)      190
      Accounts payable and accrued liabilities .....      (30)    458        84
      Income taxes payable .........................       37      33       (65)
      Other, net ...................................       35      37        86
      Net cash provided by (used in) operating
       activities of discontinued
         operations ................................       --     180       (54)
                                                      -------   -----   -------
        Net cash provided by operating activities ..      493     748       576
                                                      -------   -----   -------
Investing activities:
  Capital expenditures .............................     (575)   (486)     (468)
  Proceeds from sale of businesses and assets ......      100      71         4
  Proceeds from sale of marketable securities ......       98      33        70
  Purchases of marketable securities ...............     (135)    (51)      (64)
  Purchases of and investments in businesses
       and assets, net .............................       --      --       (13)
  Net cash used in investing activities
     of discontinued operations ....................       --     (23)      (22)
                                                      -------   -----   -------
        Net cash used in investing activities ......     (512)   (456)     (493)
                                                      -------   -----   -------
Financing activities:
  Proceeds from long-term debt .....................       93      10       477
  Proceeds from short-term borrowings ..............      636     691     2,986
  Payments on long-term debt .......................      (29)   (125)     (270)
  Payments on short-term borrowings ................     (634)   (860)   (3,175)
  Dividends paid ...................................     (130)    (60)      (70)
  Net cash (used in) provided by financing
    activities of discontinued
      operations ...................................       --      (6)       10
                                                      -------   -----   -------
        Net cash used in financing activities ......      (64)   (350)      (42)
                                                      -------   -----   -------
Exchange rate changes on cash ......................        2     (47)      (22)
                                                      -------   -----   -------
        Net (decrease) increase in cash
          and cash equivalents .....................      (81)   (105)       19
Cash and cash equivalents at beginning of year .....       81     186       167
                                                      -------   -----   -------
Cash and cash equivalents at end of year ...........  $    --   $  81       186
                                                      =======   =====   =======
Supplemental disclosure of cash flows information:
Cash paid during the period for:
   Interest, net
    of amounts capitalized .........................  $    99   $ 131   $   128
   Income taxes ....................................      102     150       168


                         HOECHST CELANESE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

     (a) Principles of consolidation

          Hoechst Celanese Corporation (the "Company") is wholly owned by Hoechst Corporation ("Parent"), a holding company, itself a wholly owned subsidiary of Hoechst Aktiengesellschaft ("Hoechst AG"). The Company manufactures and sells, principally to industrial customers, a diversified line of products including textile and technical fibers; acetate cigarette filter tow; specialty and bulk chemicals and bulk pharmaceuticals; engineering plastics; pigments; and polyester film. The consolidated financial statements include the accounts of the Company and its majority owned or controlled subsidiaries, including two wholly owned captive insurance companies, joint ventures and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 1995 and 1994 consolidated financial statements to conform to the classifications used in 1996.

          Substantially all of the Company's minority interests are comprised of Grupo Celanese, S.A. and Celanese Canada Inc. The Company, in conjunction with an investment by its Parent, owns 51% of the outstanding voting shares of Grupo Celanese, S.A. and exercises management control. The Company owns approximately 56% of Celanese Canada Inc.

          As part of a worldwide strategy, Hoechst AG is moving towards a management holding company concept. Thus, the Company is undergoing an internal review to align its businesses under this new global approach. Under this approach, the Cellulosics business has been transferred from the Fibers and Film segment to the Chemicals segment.

          In line with the worldwide strategy of Hoechst AG, the pharmaceutical operations in North America were realigned. Accordingly, the Company, in two separate transactions, completed the transfer of its interest in the former Life Sciences segment to its Parent or the subsidiaries of its Parent which resulted in a net increase to stockholder's equity of $11 million in 1996 and $125 million in 1995. The Company reflected the 1995 operating results of these businesses as discontinued operations in the accompanying consolidated financial statements.

          The combined net sales of the discontinued operations for the years ended December 31, 1995 and 1994 were $885 million and $921 million, respectively. The net assets held for distribution as of December 31, 1995 consist primarily of accounts receivable, inventory, property, plant and equipment, other noncurrent assets, accounts payable and accrued liabilities.

          Effective January 1, 1994, Hoechst Corporation contributed its shares of Hoechst Canada Inc. ("HCI") to the Company. HCI is involved in industrial chemicals. During 1994, the Company also transferred its 41% investment in Ticona Polywerke GmbH to Hoechst AG. These transactions resulted in a $35 million net increase to paid-in capital. The effect on the Company's consolidated financial statements was not material.

     (b) Cash and cash equivalents

          Beginning in 1996, the Company pools its cash with its Parent and the Company's excess cash is loaned to its Parent under a revolving credit agreement. See Note (2).

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                         HOECHST CELANESE CORPORATION

(1) Summary of Significant Accounting Policies (continued)

     (c) Investments in marketable securities

          The Company has classified its investments in debt and equity securities as "available-for-sale" and has reported those investments at their fair or market value in the Consolidated Balance Sheets as marketable securities or other assets.

     (d) Inventories

          Inventories are stated at the lower of cost (first-in, first-out ["FIFO"] or last-in, first-out ["LIFO"]) or market.

    (e) Investments and equity in net earnings of affiliates

          In general, the Company's share of net earnings or losses of companies in which it owns at least 20% and less than a majority, and does not exercise management control, is included in the Consolidated Statements of Earnings as "Equity in net earnings of affiliates".

    (f) Property, plant and equipment, net

          Property, plant and equipment is stated at cost. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

                  Land improvements               20 years
                  Buildings                       30 years
                  Building improvements           10 years
                  Machinery and equipment         10 years

          Amortization of leasehold improvements is provided on a straight-line basis over the estimated useful lives of the related assets or lease terms, whichever is shorter.

          Expenditures for maintenance and repairs are charged against operations; major replacements, renewals and significant improvements are capitalized.

    (g) Intangibles

          Excess of cost over fair value of net assets of businesses acquired ("Goodwill") is being amortized using the straight-line method principally over a period of forty years. The Company reviews that the forecasted cumulative undiscounted cash flow of those acquired businesses is greater than the carrying value of the Goodwill. Amortization expense charged to operations amounted to $33 million in 1996 and 1995 and $37 million in 1994. Accumulated amortization at December 31, 1996 and 1995 was $321 million and $288 million, respectively.

          Patents and trademarks are being amortized on a straight-line basis over their estimated useful or legal lives, ranging from 5 to 17 years. Amortization expense charged to operations amounted to less than $1 million in 1996, $5 million in 1995 and $13 million in 1994. Accumulated amortization at December 31, 1996 and 1995 was $16 million.

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

     (j) Functional currencies

          In general, local currencies have been designated as the functional currencies for the Company's foreign operations. Assets and liabilities are translated to United States dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the year. Translation adjustments are recorded as a separate component of stockholder's equity.

     (k) Estimates and assumptions

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

(2) Related Party Transactions

       Purchases from Hoechst AG and its affiliates aggregated $386 million in 1996, $447 million in 1995 and $526 million in 1994. Net sales to Hoechst AG and its affiliates aggregated $286 million in 1996, $312 million in 1995 and $233 million in 1994.

       The Company's principal licenses are under patents owned by Hoechst AG and its affiliates. License fees, relating to license agreements between the Company and Hoechst AG and its affiliates, charged to operations aggregated less than $1 million in 1996, 1995, and 1994.

                         HOECHST CELANESE CORPORATION

(2)   Related Party Transactions (continued)

          The Parent has a revolving credit agreement with the Company under which it may borrow up to $400 million. The Parent agreed to pay interest at 30 day LIBOR plus .0625 of 1%. As of December 31, 1996 and 1995, the outstanding receivable balance was $191 million and $275 million, respectively. During 1996 and 1995, the Parent borrowed $1,597 million and $349 million, respectively, under this agreement. Repayments on the revolving credit agreement for 1996 and 1995 were $1,681 million and $74 million, respectively. Interest related to such borrowings aggregated $6 million in 1996 and $4 million in 1995. No such loan existed at December 31, 1994. The Company pools its cash with its Parent and loans its excess cash to its Parent under this revolving credit agreement.

          The Company has a revolving credit agreement with its Parent under which it may borrow up to $750 million. The Company has agreed to pay interest at 30 day LIBOR plus .0625 of 1%. There was no balance under this agreement as of December 31, 1996, 1995 and 1994. Repayments on the revolving credit agreements for 1994 were $679 million. Interest charges related to such borrowings aggregated $4 million in 1994.

          The Company has an outstanding note receivable from its Parent as of December 31, 1996 and 1995. The Parent has agreed to pay interest at 3-month LIBOR plus .0625 of 1%. The note is payable in June 2000. Interest income related to the note was $29 million in 1996 and $20 million in 1995.

          Short-term note receivables from Hoechst AG and its affiliated companies aggregated $454 million at December 31, 1996. Interest income related to the notes was $18 million in 1996. No such note receivables existed at December 31, 1995.

          The Company transferred its interest in Agri-Vet, Inc. to its Parent during the fourth quarter of 1995 in exchange for a short-term note. This note was repaid in the first quarter of 1996.

          Term obligations payable to its Parent aggregated $50 million at December 31, 1996, $63 million at December 31, 1995 and $186 million at December 31, 1994. Interest expense on these obligations aggregated $4 million in 1996, $13 million in 1995 and $13 million in 1994.

          Short-term note obligations payable to Hoechst AG and its affiliated companies aggregated $360 million at December 31, 1996 and 1995, and $510 million at December 31, 1994. Interest expense on such obligations aggregated $20 million in 1996, $31 million in 1995 and $12 million in 1994.

(3) Net Receivables


                                                    1996        1995
                                                  -------     -------

                                                       (In millions)

          Trade ..............................    $   906     $   945
          Parent and affiliates ..............        834         599
          Reinsurance receivables ............        277         209
          Other ..............................        171         201
                                                  -------     -------
           Subtotal ..........................      2,188       1,954
          Allowance for doubtful accounts ....        (34)        (35)
                                                  -------     -------
           Net receivables ...................    $ 2,154     $ 1,919
                                                  =======     =======


                         HOECHST CELANESE CORPORATION

(3) Net Receivables (continued)

          As of December 31, 1996 and 1995, the Company had no significant concentrations of credit risk. Concentrations of credit risk with respect to trade receivables are limited since the Company's customer base is dispersed across many different industries and geographies.

(4)  Inventories

                                                         1996    1995
                                                        -----   -----
                                                         (In millions)

          Finished goods .............................  $ 590   $ 676
          Work-in-process ............................     90      92
          Raw materials and supplies ...............      161     174
                                                        -----   -----
           Subtotal ..................................    841     942
          Excess of current costs over stated values .    (59)    (88)
                                                        -----   -----
           Total inventories .........................  $ 782   $ 854
                                                        =====   =====

          At December 31, 1996, $412 million ($503 million at December 31, 1995) of total inventories were valued by the LIFO method.

(5) Investments and Equity in Net Earnings of Affiliates
    (In millions, except number of affiliates)

                                                   1996      1995     1994
                                                 -------   -------   -----

     Total:
        Net sales .............................  $   860   $   748   $ 598
                                                 =======   =======   =====
        Net earnings ..........................  $    33   $    24   $  13
                                                 =======   =======   =====
     The Company's share:
        Net earnings ..........................  $    11   $     8   $  --
                                                 =======   =======   =====
        Dividends .............................  $     4   $     4   $   8
                                                 =======   =======   =====
     Total assets .............................  $ 1,031   $ 1,048   $ 853
     Total liabilities ........................     (236)     (253)   (219)
     Interests of others ......................     (440)     (414)   (344)
                                                 -------   -------   -----
        The Company's equity ..................      355       381     290
     Excess of cost over underlying equity
      in net assets acquired ..................       62        66      68
                                                 -------   -------   -----
        The Company's investment ..............  $   417   $   447   $ 358
                                                 =======   =======   =====
     Number of affiliates .....................        8         9       7
                                                 =======   =======   =====

          Effective January 1, 1995, the Company and Valero Javelina Company ("Valero") formed a joint venture, Clear Lake Methanol Partners L.P., to produce methanol. The Company contributed its methanol production assets at the Clear Lake, Texas plant and Valero contributed cash.

                         HOECHST CELANESE CORPORATION

(5)  Investments and Equity in Net Earnings of Affiliates (continued)

          Effective July 1, 1995, Hoechst AG and Bayer AG ("Bayer") formed a worldwide joint venture to manufacture and sell textile dyestuffs. In August 1995, a joint venture was formed in the United States, Dystar L.P., through Hoechst Celanese Dyes Company, Inc., a wholly owned subsidiary of the Company, and Bayer Corporation, a wholly owned subsidiary of Bayer, each contributing their former textile dyestuffs business for equal ownership.

(6)   Property, Plant and Equipment, Net


                                                        1996          1995
                                                       -------      -------
                                                          (In millions)

     Land and improvements ......................     $   238      $   246
     Buildings, improvements and
       leasehold improvements ...................         494          593
     Machinery and equipment ....................       3,026        2,911
     Construction in progress ...................         465          454
     Capitalized interest .......................         173          158
                                                      -------      -------
      Subtotal ..................................       4,396        4,362
     Accumulated depreciation
         and amortization .......................      (1,753)      (1,702)
                                                      -------      -------
      Property, plant and equipment, net ........     $ 2,643      $ 2,660
                                                      =======      =======



Interest costs capitalized in 1996, 1995 and 1994 were $15 million, $17 million and $15 million, respectively.

                         HOECHST CELANESE CORPORATION

(7)   Income Taxes


                                                                      1996    1995      1994
                                                                     -----   -----      -----
                                                                         (In millions)

Earnings (loss) before income taxes and minority interests consist of the following:
      United States ...............................................  $ 179   $ 268      $(373)
      Non-U.S .....................................................    344     430        272
                                                                     -----   -----      -----
                                                                     $ 523   $ 698      $(101)
                                                                     =====   =====      =====
The provision (benefit) for income taxes consists of the following:
   Current:  United States (Federal and state) ....................  $  54   $  93      $  30
             Non-U.S ..............................................     74      94         94
                                                                     -----   -----      -----
      Total current ...............................................    128     187        124
                                                                     -----   -----      -----

   Deferred: United States (Federal and state) ....................     41       1       (205)
             Non-U.S ..............................................     (1)     (7)       (25)
                                                                     -----   -----      -----
      Total deferred ..............................................     40      (6)      (230)
                                                                     -----   -----      -----

   Income tax provision (benefit) .................................  $ 168   $ 181      $(106)
                                                                     =====   =====      =====

 United States income taxes at Federal statutory tax rate .........  $ 183   $ 245      $ (35)
   Increase (decrease) in taxes resulting from:
     Non-deductible depreciation and amortization .................      8      10         12
     State income taxes, net of Federal income tax benefit ........      3      17        (21)
     Non-U.S. earnings taxed at different rates ...................    (33)    (61)       (20)
     Settlement of open tax years..................................     --     (20)       (63)
     Other ........................................................      7     (10)        21
                                                                     -----   -----      -----

   Income tax provision (benefit) .................................  $ 168   $ 181      $(106)
                                                                     =====   =====      =====


                          HOECHST CELANESE CORPORATION

(7) Income Taxes (continued)

          The tax effects of the temporary differences which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                                  1996    1995
                                                                  ----    ----
                                                                  (In millions)

     Postretirement obligations.................................  $223    $232
     Accrued expenses...........................................   194     264
     State income taxes and net loss carryforwards..............    66      58
     Alternative minimum tax carryforward.......................    --      14
     Other......................................................    16      40
                                                                  ----    ----
       Gross deferred tax assets................................   499     608
       Valuation allowance......................................   (32)    (24)
                                                                  ----    ----
       Net deferred tax asset...................................   467     584

     Depreciation...............................................   283     330
     Interest...................................................     5       5
     Inventory..................................................    64      64
     Non-U.S. investments.......................................    --      18
     Other......................................................    --      12
                                                                  ----    ----
       Gross deferred tax liabilities...........................   352     429
                                                                  ----    ----

       Net deferred tax asset ..................................  $115    $155
                                                                  ====    ====



          A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance for state net operating loss carryforwards which may not be realizable. Based on the Company's historical and current pretax earnings, management believes it is more likely than not that the Company will realize the benefit of the remaining deferred tax assets existing at December 31, 1996 and 1995. Further, management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income.

          The financial reporting basis of investments in certain non-U.S. subsidiaries differs from their tax basis. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", a deferred tax liability is not recorded on this temporary difference because the investments are essentially permanent in duration. A reversal of the Company's plans to permanently reinvest in these operations would cause such temporary differences to become taxable. At December 31, 1996 and 1995 these temporary differences were approximately $834 and $516 million, respectively. A determination of the amount of unrecognized deferred tax liability related to these investments is not practicable.

                          HOECHST CELANESE CORPORATION

(8) Accounts Payable and Accrued Liabilities


                                                                   1996    1995
                                                                  ------  ------
                                                                   (In millions)

    Accounts payable, trade......................................  $ 395   $ 476
    Accounts payable, parent and affiliate.......................    395     349
    Accrued salaries and benefits................................    128     197
    Accrued environmental costs..................................     78      97
    Outstanding insurance loss reserves..........................    473     356
    Other........................................................    290     478
                                                                  ------  ------
     Total accounts payable and accrued liabilities.............. $1,759  $1,953
                                                                  ======  ======


(9)  Long-term Debt


                                                                   1996    1995
                                                                  ------  ------
                                                                   (In millions)

 Term notes:
     9.625% notes, due 1999.....................................   $ 250    $250
     6.125% notes, due 2004.....................................     249     250
     7.125% medium-term notes, due 2009.........................     100     100
     7.39% bank loan, due 2004..................................      50      --
     6.89% term note payable to Parent, due 1998................      50      60
     7.5% medium-term notes, due 2004...........................      30      30
     8.48% senior promissory notes, due 1996-2002...............      25      30
     9.8% medium-term notes, due 2013 and 2018..................      25      25
 Pollution control and industrial revenue bonds,
  interest rates ranging from 5.2% to 9.0%
  (as adjusted annually), due at various dates
  through 2026..................................................     219     194
 Other..........................................................      28      23
                                                                  ------  ------
     Total long-term debt.......................................  $1,026    $962
                                                                  ======    ====


          The Company has a commercial paper program aggregating $600 million. Included in "Commercial paper, notes payable and current installments of long-term debt" in the Consolidated Balance Sheets at December 31, 1996 is $3 million due to holders of commercial paper. There was no balance due at December 31, 1995.

          The Company has revolving credit agreements with several banks that provide for loans up to $600 million for a renewable term of 364 days. The Company pays a commitment fee of 1/16 of 1% per annum based on unused amounts. The above described credit lines provide the credit backup for the Company's commercial paper program. The credit lines were unused at December 31, 1996 and 1995. The Company had letters of credit outstanding amounting to $240 million at December 31, 1996 and $242 million at December 31, 1995.

          The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company's derivative policy provides the ability to lock in optimal rates for future/existing borrowings and promotes the achievement of a desired level of fixed/floating rate mix. The Company enters into interest rate swap and cap agreements to reduce the exposure of interest rate risk inherent in the Company's debt portfolio. The Company had open interest rate swaps and cap positions with a notional amount of $400 million at December 31, 1996 and $412 million at December 31, 1995. The Company's exposure to counterparty financial instruments is not material.

                         HOECHST CELANESE CORPORATION

(9) Long-term Debt (continued)

          The Company's debt instruments include covenants, as defined in the loan agreements, that require maintenance of consolidated net worth of not less than $2.3 billion, and the limitation of dividends and other restricted payments. The Company is in compliance with all debt convenants. At December 31, 1996, $645 million was available for dividends or other restricted payments under existing loan agreements. The Company intends to continue its current policy to pay dividends to its Parent at the discretion of the Company's Board of Directors.

          Annual maturities of long-term debt, including current installments, each year for the next five years are: $5 million in 1997; $55 million in 1998; $255 million in 1999; $5 million in 2000; and $25 million in 2001.

(10) Other Liabilities

                                                             1996          1995
                                                            ------        ------
                                                               (In millions)

Pension and postretirement medical
      and life obligations .........................        $  641        $  728
Other ..............................................           548           539
                                                            ------        ------
    Total other liabilities ........................        $1,189        $1,267
                                                            ======        ======


(11) Benefit Plans

          The Company has several defined benefit pension plans covering substantially all employees. Benefit formulas are based on years of service and compensation levels or years of service and negotiated benefits. The pension plans in the United States are being funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

          Net periodic pension cost for defined benefit pension plans consists of the following:

                                                             1996    1995      1994
                                                            -----    -----    -----
                                                                  (In millions)

    Service cost benefits earned during the period ......   $  63    $  63    $  57
    Interest cost on projected benefit obligation .......     143      128      115
    Actual return on plan assets ........................    (149)    (217)     (52)
    Net amortization and deferral .......................      70      126      (37)
                                                            -----    -----    -----
      Net periodic pension cost .........................   $ 127    $ 100    $  83
                                                            =====    =====    =====

                          HOECHST CELANESE CORPORATION

(11)  Benefit Plans (continued)

          In 1996, the Company elected to change the measurement date for all pension assets and liabilities from December 31 to September 30. The effect of this change was not material. The following table reconciles the funded status of the Company's qualified plans as of September 30, 1996 and December 31, 1995 to the amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1996 and 1995:

                                                             1996      1995
                                                            -------   -------

                                                               (In millions)
     Actuarial present value of benefit obligation:
       Vested benefit obligation .........................  $ 1,518   $ 1,419
                                                            =======   =======
       Accumulated benefit obligation ....................  $ 1,552   $ 1,469
                                                            =======   =======
     Projected benefit obligation ........................  $ 1,766   $ 1,733
     Plan assets at fair value ...........................    1,484     1,282
                                                            -------   -------
     Projected benefit obligation in excess of plan assets      282       451
     Unrecognized prior service cost .....................      (72)      (84)
     Unrecognized net loss from past experience
      different from that assumed ........................     (113)     (251)
     Unrecognized net asset being recognized over
       7 to 18 years .....................................       26        33
     Fourth quarter contributions ........................       (7)     --
     Additional minimum liability ........................     --          80
                                                            -------   -------
       Accrued pension obligation ........................  $   116   $   229
                                                            =======   =======

          The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.50% and 4.25% in 1996 (7.25% and 4.25% in 1995 and 8.25%
     and 5.0% in 1994). The expected long-term rate of return on plan assets used in determining net periodic pension cost was 9.0% in 1996, 1995, and 1994.

          Assets of the Company's pension plans consist of equity and fixed income securities, real estate and deposit administration contracts maintained in master trust funds, which are managed by various investment managers appointed by the Company.

          The Company has various investment savings plans for certain employees, some of which qualify under Section 401(k) of the Internal Revenue Code. The Company's contributions to the plans are based on specified percentages of employee contributions and aggregated $31 million in 1996, $35 million in 1995 and $36 million in 1994.

          The Company provides certain of its employees with non-qualified supplemental retirement benefits. The accumulated benefit obligation of these benefits totalled $135 million in 1996 and $121 million in 1995.

(12) Other Postretirement Benefits

          Under various employer sponsored plans, the Company provides certain health care and life insurance benefits for retired employees and their dependents. Substantially all of the Company's employees are eligible for health care benefits after reaching normal retirement age with 10 years of service. Benefits, eligibility and

                         HOECHST CELANESE CORPORATION

(12)  Other Postretirement Benefits (continued)

     cost sharing provisions for union employees vary by location. Generally, the medical plans pay a stated percentage, based upon years of service, of most medical expenses reduced for any deductible and payments made by government programs and other group coverage. The Company is generally self-insured for these costs and has no plan assets. The plans' provisions include a cap which limits future Company contributions for medical coverage under these plans.

       Net  Periodic   Postretirement  Benefit  Cost  included  the  following
    components:


                                                               1996     1995
                                                               ----     ----
                                                                (In millions)

     Service cost on benefits earned ......................     $ 8     $ 8
     Interest cost on accumulated postretirement
       benefit obligation .................................      29      29
                                                                ---     ---
     Net periodic postretirement benefit cost .............     $37     $37
                                                                ===     ===

          In 1996, the Company elected to change the measurement date for all postretirement healthcare and life insurance liabilities from December 31 to September 30. The effect of this change was not material. The following table reconciles the unfunded status of the Company's plans as of September 30, 1996 and December 31, 1995 to the amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1996 and 1995:

                                                              1996     1995
                                                              ----     ----
                                                                (In millions)

       Accumulated postretirement benefit obligation:
       Retirees.............................................. $242     $259
       Active plan participants..............................  162      153
                                                              ----     ----
       Accumulated postretirement benefit obligation.........  404      412

       Unrecognized net loss.................................   (8)     (34)
       Fourth quarter benefit payments.......................   (6)       -
                                                              ----     ----
        Accrued postretirement benefit obligation............ $390     $378
                                                              ====     ====


          For measuring the expected postretirement benefit obligation, the Company assumed a 8.79% rate of increase in the per capita claims cost in 1996 and assumed that the rate would decrease gradually over a five year period to 5.5% and remain at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.50% at September 30, 1996 and 7.25% and 8.25% at December 31, 1995 and 1994, respectively.

          If the health care cost trend were increased 1%, the accumulated postretirement benefit obligation as of September 30, 1996 would have increased by approximately $20 million, or 5%. The effect of the change on the aggregate of service and interest cost for 1996 would be an increase of approximately $2 million, or 5%.

                          HOECHST CELANESE CORPORATION

(13) Leased Assets and Lease Commitments

          At December 31, 1996, minimum lease commitments under long-term operating leases are as follows:

                                                                (In millions)

     1997..........................................................  $61
     1998..........................................................   48
     1999..........................................................   42
     2000..........................................................   37
     2001..........................................................   32
     Later years...................................................   80
     Sublease income...............................................   (2)
                                                                    ----
       Minimum lease commitments................................... $298
                                                                    ====

          Total minimum rent charged to operations under all operating leases was $65 million in 1996, $57 million in 1995 and $60 million in 1994.

          Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

                          HOECHST CELANESE CORPORATION

(14) Segment and Geographical Information


                                                                                                                        Totals as
                                                                           Specialties                                   shown in
                                                                               and       Corporate      Corporate/     consolidated
                                                                Fibers      Technical    Research &     Eliminations    financial
                                                 Chemicals     and Film      Polymers    Technology     & Other        statements
                                                 ---------     --------      --------    ----------     -------        ----------

                                                                                (In millions)

     1996:
     Net sales ............................       $3,108       $2,460       $ 1,415        $   4        $   (81)       $ 6,906
     Operating income .....................          471          110            64          (95)           (50)           500
     Depreciation/amortization ............          187          148           104           18              7            464
     Capital expenditures .................          253          250            47           11             14            575
     Total assets .........................        2,433        1,813         1,862          141          2,037          8,286

     1995:
     Net sales ............................       $3,241       $2,670       $ 1,597        $   1        $  (114)       $ 7,395
     Operating income .....................          727          228           (30)        (100)          (241)(a)        584
     Depreciation/amortization(b) .........          188          133           113           17             21            472
     Capital expenditures .................          168          234            67           11              6            486
     Total assets .........................        2,312        1,723         1,960          148          2,174          8,317

     1994:
     Net sales ............................       $2,852       $2,525       $ 1,633        $   2        $  (138)       $ 6,874
     Operating loss .......................          492          154            27          (87)          (625)(a)        (39)
     Depreciation/amortization(c)..........          192          157           113           18             (3)           477
     Capital expenditures .................          152          201            94           14              7            468
     Total assets .........................        2,444        1,840         2,036          175          1,280          7,775



----------

(a)  Includes special charges. See Note (16).

(b) Includes $6 million of depreciation reserves for asset write-downs related to the 1995 special charges.

(c) Includes $18 million of depreciation reserves for asset write-downs related to the 1994 special charges.

                          HOECHST CELANESE CORPORATION

(14) Segment and Geographical Information (continued)

          The following table presents financial information based on the geographic location of the manufacturing facilities of the Company:



                                                  United                                              Other Regions/
                                                  States         Mexico      Canada        Europe     Eliminations     Total
                                                  ------         ------      ------        ------     ------------     -----

                                                                           (In millions)

     1996:
     Net sales (a) ......................        $ 5,131         $  909        $397        $433        $    36         $ 6,906
     Transfers between
        geographic areas(b) .............            321            205         152           2           (680)           --
                                                 -------         ------        ----        ----        -------         -------
       Total ............................        $ 5,452         $1,114        $549        $435        $  (644)        $ 6,906
                                                 =======         ======        ====        ====        =======         =======
     Operating income ...................        $   164         $  217        $ 92        $ 18        $     9         $   500
     Total assets .......................        $ 6,820         $  718        $463        $126        $   159         $ 8,286


     1995:
     Net sales(a) .......................        $ 5,602         $  912        $406        $457        $    18         $ 7,395
     Transfers between
       geographic areas(b) ..............            335            232         211           4           (782)           --
                                                 -------         ------        ----        ----        -------         -------
       Total ............................        $ 5,937         $1,144        $617        $461        $  (764)        $ 7,395
                                                 =======         ======        ====        ====        =======         =======
     Operating income ...................        $   210         $  235        $160        $  8        $   (29)        $   584
     Total assets .......................        $ 6,957         $  663        $465        $134        $    98         $ 8,317


     1994:
     Net sales(a) .......................        $ 5,251         $  820        $424        $357        $    22         $ 6,874
     Transfers between
       geographic areas(b) ..............            266            171         192         --            (629)           --
                                                 -------         ------        ----        ----        -------         -------
       Total ............................        $ 5,517         $  991        $616        $357        $  (607)        $ 6,874
                                                 =======         ======        ====        ====        =======         =======
     Operating loss .....................        $  (339)        $  102        $179        $ 14        $     5         $   (39)
     Total assets .......................        $ 7,887         $  684        $469        $158        $(1,423)        $ 7,775






----------

(a) Included in United States net sales are export sales of $1,056 million in 1996, $1,163 million in 1995 and $930 million in 1994, principally to Asia.

(b) Product transfers between geographic areas are priced on a basis intended to reflect, as nearly as practicable, the prevailing market value of the products transferred.

                          HOECHST CELANESE CORPORATION

(15) Commitments and Contingencies

          The Company is a defendant in a number of lawsuits, including environmental, product liability and personal injury actions (see Note (18) for discussion of environmental). Certain of these lawsuits are or purport to be or have been preliminarily certified as class actions. In some of these cases, claimed damages are substantial. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits, management believes, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcome will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given year.

          The Company is named as a defendant in thirty-six putative class actions, three of which have been certified as class actions as well as a defendant in other non-class actions filed in twelve states ("the Plumbing Actions"). In these lawsuits the plaintiffs typically seek recovery for alleged property damage to housing units, mental anguish from the alleged failure of polybutylene plumbing systems, and punitive damages and, in certain cases, additional damages under the Texas Deceptive Trade Practices Act. The other defendants include United States Brass Corporation ("U. S. Brass") (formerly a wholly owned subsidiary of Household International, Inc.), Vanguard Plastics, Inc. ("Vanguard"), Shell Oil Company ("Shell") and E. I. duPont de Nemours & Co., Inc. ("duPont").

          Damage amounts are not specified. The plumbing systems were designed and manufactured primarily by U. S. Brass and Vanguard. The pipe was made from polybutylene resin supplied by Shell. The Company sold acetal copolymer resin and duPont sold acetal homopolymer resin to other companies who manufactured certain of the fittings used in the plumbing systems. Based on, among other things, the finding of outside experts and the successful use of the Company's acetal copolymer in similar applications, the Company does not believe that its acetal copolymer was defective or caused the plumbing systems to fail. In many cases, the Company's exposure may be limited by the fact that the other defendants and other responsible parties may be found liable in whole or substantial part or by invocation of the statute of limitations since the Company ceased selling the resin for use in the plumbing systems in site built homes during 1986 and in manufactured homes during 1989.

          In November 1995, the Company, Shell and duPont entered into a national class action settlement, which has been approved by the Courts, subject to appeals. All such appeals have been dismissed. The settlement calls for the replacement of plumbing systems of claimants who have had qualifying leaks. Furthermore, the three companies have agreed to fund such replacements up to $950 million. The allocation of the payments already made and future payments between the affected companies will be determined in binding arbitration. There are additional pending lawsuits not covered by this settlement.

          On or about December 20, 1995, the Company and Shell settled the claims of certain individuals, owning 110,000 property units, who are represented by the law firm of Fleming, Hovenkamp & Grayson, P.C. ("FHG") for an amount not to exceed $170 million. FHG's clients will also be eligible for a replumb of their homes in accordance with the terms of the national class action settlement. The Company's and Shell's contributions under this settlement will also be subject to allocation in binding arbitration.

                          HOECHST CELANESE CORPORATION

(15) Commitments and Contingencies (continued)

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

          In order to mitigate the potential exposure to and cost of litigation, the Company, together with Shell and duPont, has agreed to continue funding the Plumbing Claims Group ("PCG"), which assesses individual repair requests and pays for certain repairs of qualifying homeowners with leaking polybutylene plumbing systems. The allocation of the cost of operating PCG between the Company and Shell will be determined in binding arbitration.

          Management believes that the Plumbing Actions will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given year.

          At December 31, 1996, there were outstanding commitments relating to capital projects of approximately $219 million.

(16) Special Charges

       In 1995, the Company recorded a special charge of $192 million ($125 million net of tax), for potential additional costs pertaining to pending and future product liability claims, net of probable insurance recoveries, relating to certain plumbing systems using fittings manufactured by other companies from acetal copolymer resin sold by the Company and the expected cost and expenses relating to the write-down of assets and additional environmental remediation exposure associated mostly with the Specialities and Technical Polymers segment. (See Notes (15) and (18) for additional information relating to the class action and environmental, respectively).

       During 1994, the Company recorded a special charge of $532 million ($319 million net of tax). This charge included the expected costs pertaining to pending and future product liability claims, net of probable insurance recoveries, relating to certain plumbing systems using fittings manufactured by other companies from acetal copolymer resin and additional environmental remediation exposures. In addition, this special charge includes the expected costs and expenses relating to the reduction in the workforce and the write-down of assets associated mostly with the Specialties and Technical Polymers segment.

                          HOECHST CELANESE CORPORATION

(17) Fair Value of Financial Instruments

          Summarized below are the carrying values and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995. For purposes of the following disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.



                                                  1996            1995
                                           --------------   --------------
                                           Carrying  Fair   Carrying  Fair
                                            Amount  Value    Amount   Value
                                            ------  -----    ------   -----
                                                     (in millions)

     Other assets - investments .........  $  221  $   221   $113  $   113
     Long-term debt .....................   1,026    1,053    962    1,037
     Debt related derivative instruments       --       (7)    --       (5)



          Included in other assets are certain investments accounted for under the cost method and long-term marketable securities classified as available-for-sale. In general, the cost investments are not publicly traded; however, the Company believes that the carrying value approximates the fair value.

          The fair value of the Company's long-term debt and derivative financial instruments is estimated based on quotations from investment bankers and on current rates of debt for similar types of issues. The fair value of derivative financial instruments related to debt is equal to the unrealized gain (loss).

          The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, net receivables, commercial paper, notes payable, trade payables and the current installments of long-term debt approximate fair value, due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table.

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

          The Company may be subject to substantial claims brought by Federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability

                          HOECHST CELANESE CORPORATION

(18) Environmental (continued)

     under the Federal Comprehensive Environmental Response Compensation and Liability Act ("Superfund") and related state laws for investigation and cleanup costs at approximately 100 sites. At most of these sites, numerous companies, including either the Company or one of its predecessor companies, have been notified that the United States Environmental Protection Agency ("EPA"), state governing body or private individuals consider such companies to be potentially responsible parties ("PRPs") under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot determine accurately its ultimate liability for investigation or cleanup costs at these sites. Expenditures (including third party and divested sites) for investigation, cleanup and related activities have been $21 million for the three years ended December 31, 1996 with expenditures in no year greater than $9 million.

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

          In 1996, 1995 and 1994 the total environmental costs charged to operations for remediation efforts amounted to $24 million, $101 million and $105 million, respectively. As of December 31, 1996 and 1995, the Company's total environmental liability recognized in the financial statements is $248 million and $272 million, respectively. The amounts are neither reduced for anticipated insurance recovery nor discounted from the anticipated payment date. Moreover, environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with certainty.

          Management believes that environmental costs will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

(19) Other Matters

          Hoechst AG, Frankfurt, Germany and Clariant AG, Muttenz, Switzerland intend to combine their respective worldwide specialty chemicals businesses and have signed a nonbinding general agreement. Consummation of the combination is subject to a number of conditions including the negotiation of definitive agreements, approval by the board members and shareholders of both companies and approval by the antitrust authorities. Accordingly, the Company is unable to predict whether or when a transaction with Clariant AG will be consummated.

          During 1996, the Company recognized a gain of $10 million on the sale of the printing plates business.

          During 1995, the Company recorded a gain of approximately $38 million associated with transferring the Company's methanol production assets at the Clear Lake, TX plant and forming a joint venture with Valero Javelina Company which started up in the third quarter. A gain of $24 million was also recorded on the sale of the textile nylon business operated by Grupo Celanese, S.A. during the fourth quarter. A special dividend of $34 million from an investment in National Methanol Company, which operates in Saudi Arabia, was recorded. These amounts were included in Interest and other income, net in the Consolidated Statements of Earnings.

--------------------------------------------------------------------------------
REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

The Board of Directors
Hoechst Celanese Corporation:

   We have audited the accompanying consolidated balance sheets of Hoechst Celanese Corporation as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hoechst Celanese Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP

Short Hills, New Jersey
January 30, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of accountants or reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The directors and executive officers of Hoechst Celanese are as follows:


        Name            Age      Position(s) with the Company
        ----            ---      ----------------------------

Thomas F. Kennedy(1)....54    Chairman of the Board of Directors,
                              President, Chief Executive Officer

Harry R. Benz(1) .......59    Senior Vice  President--Finance, Chief Financial
                              Officer and Director

William B. Harris(1) ...50    Senior Vice President and Director

Klaus Warning (1).......47    Senior Vice President and Director

Richard Bailey(1).......51    Senior   Vice   President--Strategic Resources
                              Management and Director

David A. Jenkins .......55    Vice President--General Counsel and Director

Michael E. Grom.........46    Vice President and Treasurer

Raymond W. Smedley .....56    Vice President and Controller


----------

(1)  Member of Executive Committee, a committee of the Board of Directors.

     All directors of the Company have been appointed for a term commencing October 4, 1996. All terms of directors will end on the date of the next annual stockholder meeting.

     All executive officers were appointed for a term commencing October 15, 1996, except for Mr. Grom who became Vice President and Treasurer on March 17, 1997. All terms of executive officers will end at the first meeting of the Board following the next annual stockholder meeting.

     Mr. Kennedy has been Chairman of the Board of the Company since May 29, 1996, President and Chief Executive Officer since January 1, 1996, Executive Vice President of the Company from April 1992 until December 31, 1995, and Director of the Company since March 1989. On January 1, 1995, he was appointed President of Hoechst Global Basic Chemicals. He was Group President of the Chemical Group from July 1989 to March 1992. From March 1989 to March 1992 he was Vice President of the Company. Prior to that, he was President of the Chemical Group from March 1989 to June 1989, Executive Vice President of the Chemical Group from January 1988 to February 1989 and Executive Vice President of Celanese Chemical Company, Inc. from September 1986 until December 1987. He previously served as Vice President and General Manager of Filter Products from October 1984 to September 1986. Prior to that, he was Business Director of Celanese Chemical Company, Inc.

     Mr. Benz has been Senior Vice President--Finance and Chief Financial Officer of the Company since April 1992 and Director of the Company since February 1987. From February 1987 to March 1992 he was Vice President--Finance and Chief Financial Officer of the Company. He was a Director and Chief Financial Officer with American Hoechst Corporation ("AHC") from October 1980 to February 1987. Prior to 1980 he served as AHC's Treasurer for nine years. He also had responsibility for AHC's Petrochemicals and Plastics Group. Prior to joining AHC, he was employed by KPMG Peat Marwick LLP for 10 years.

     Mr. Harris has been Senior Vice President of the Company and President of Trevira, the worldwide fibers business of Hoechst AG, since May 1, 1994. He was President of Textile Fibers Group from January 1990. From January 1988 to May 1994 he was Vice President of the Company. He served as Treasurer of the Company from January 1988 until March 1989 and Executive Vice President, Textile Fibers Group from April 1989 until December 1989. He was formerly President of Celanese Fibers Operations, Ltd. from September 1986 until January 1988 and Vice President and General Manager of Polymer and Filter Products from September 1986 until December 1987. He served as Vice President, Administration of Celanese Fibers from November 1984 until August 1986. From May 1984 he was Executive Vice President of Celanese Canada Inc. and from November 1982 until April 1984 he was Vice President, Finance of Celanese Canada Inc.

     Dr. Warning has been Senior Vice President of the Company since January 1, 1996, Vice President of the Company from May 1995 until December 1995 and a Director of the Company since May 1995. He has been Deputy Head of Global Specialty Chemicals Division since January 1, 1995. From July 1994 to December 1994, he served as head of the Surfactants and Auxiliaries Division of Hoechst AG.

     Dr. Bailey has been Senior Vice President of Strategic Resources Management of the Company since January 1, 1996 and Director of the Company since February 1996. He was Corporate Vice President, Human Resources and Corporate Relations of Hoechst Marion Roussel, Inc. ("HMRI") from January 1992 to December 1995. From December 1990 to December 1991, he was Managing Director (Vice President) Global Research and Development of HMRI.

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

     Mr. Grom was elected Vice President and Treasurer on March 17, 1997. From February 1994 to March 1997 he served as Assistant Treasurer of the Company. He was Vice President, Finance and Information Systems for the Company's former Life Sciences Group from September 1990 to February 1994. Mr. Grom is a Certified Public Accountant.

     Mr. Smedley has been Vice President and Controller of the Company since February 1987. Prior to that, he served as Controller of AHC from 1975 and Vice President and Controller from 1980. Prior to joining AHC in 1972, he was with Price Waterhouse LLP for 10 years. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The following tables set forth the compensation paid during the past three years and, in the case of pensions, payable in the future to the Chief Executive Officer and the four next most highly compensated executive officers of the Company.

   Compensation Table

   The following table sets forth the total amount of cash compensation paid to the named executives in 1996, 1995 and 1994.

-----------------------------------------------------------------------------------
                                                           Long-Term
                                      Annual Compensation  Compensation
 Name and                             -------------------  -----------   All Other
 Principal Position          Year     Salary     Bonus(1) LTIP Payouts Compensation(2)
-----------------------------------------------------------------------------------
 Thomas F. Kennedy            1996  $474,616      (3)      $350,000      $23,731
 President, Chief             1995   385,962   $625,000     215,250       19,298
  Executive Officer           1994   371,231    350,000      59,800       18,561


 William B. Harris            1996   390,577      (3)       140,000       19,529
 Senior Vice President        1995   360,962    475,000      86,100       18,048
                              1994   260,942    350,000      27,600       13,609

 Harry R. Benz                1996   354,616    250,000     250,000       17,731
 Senior Vice President        1995   335,962    450,000     153,750       16,798
                              1994   321,635    270,000      55,200       16,082

 David A. Jenkins             1996   264,039     60,000     160,000       13,202
 Vice President -             1995   253,308    225,000      98,400       12,665
  General Counsel             1994   243,308    130,000      36,800       12,166


 Klaus Warning (4)            1996   258,769    175,000          --       12,938
 Senior Vice President        1995   153,846    250,000          --        7,692
-----------------------------------------------------------------------------------


----------

(1) Bonus paid early in the following year for services rendered in each of the listed years.

(2)  Company contribution to Savings Plan.

(3)  Amount not calculable as of filing date.

(4)  Hired by the Company effective May 1, 1995.

   1996 Long-Term Incentive Awards Table

     The following table sets forth the awards made under the Company's Long-Term Incentive Award Plan to the named executives in 1996.


             Long-Term Incentive Plans - Awards in Last Fiscal Year
-----------------------------------------------------------------------------------
                                                          Estimated Future Payouts
                                                      -----------------------------
                       Number of     Period Until     Threshold  Target     Maximum
      Name               Units          Payout
-----------------------------------------------------------------------------------
  Thomas F. Kennedy      3,500          3 Years       $87,500   $350,000  $525,000

  William B. Harris      3,000          3 Years        75,000    300,000   450,000

  Harry R. Benz          2,500          3 Years        62,500    250,000   375,000

  David A. Jenkins       1,600          3 Years        40,000    160,000   240,000

  Klaus Warning          2,000          3 Years        50,000    200,000   300,000
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

                             Pension Plan Table (1)

            Benefits for Representative Years of Credited Service (2)
            ---------------------------------------------------------

Final Average Earnings(3)  15        20         25         30         35
                        ----------  ------   --------   --------   --------
$ 100,000.............  $ 55,050 $  60,000   $ 60,000   $ 60,000   $ 60,000
  200,000............... 110,000   120,000    120,000    120,000    120,000
  300,000............... 165,000   180,000    180,000    180,000    180,000
  400,000..............  220,000   240,000    240,000    240,000    240,000
  500,000............... 275,000   300,000    300,000    300,000    300,000
  600,000............... 330,000   360,000    360,000    360,000    360,000
  700,000............... 385,000   420,000    420,000    420,000    420,000
  800,000............... 440,000   480,000    480,000    480,000    480,000
  900,000............... 495,000   540,000    540,000    540,000    540,000
 1,000,000.............  550,000   600,000    600,000    600,000    600,000
 1,100,000.............. 605,000   660,000    660,000    660,000    660,000
 1,200,000.............. 660,000   720,000    720,000    720,000    720,000



----------

(1) This table represents total benefits payable from both the Hoechst Celanese Retirement Plan and the Hoechst Celanese Executive Pension Plan. Messrs. Kennedy, Harris, Benz and Jenkins are participants in both of these plans. Dr. Warning is covered by the Hoechst AG Pension Plan. Benefits from the Executive Pension Plan are only payable in the event the executive retires directly from employment with the Company.

(2) Amounts shown assume the executive retires at age 65 (or earlier if certain years of service requirements with the Company are met) and are paid annually for the remainder of the executive's life regardless of marital status. Benefits listed in the table are not subject to any deduction for Social Security.

(3) Final Average Earnings are defined in the plans as the average of the three highest years' earnings (base salary plus bonus) out of the last 10 years before retirement. The Final Average Earnings for Messrs. Kennedy, Harris, Benz and Jenkins are approximately $832,861, $653,903; $652,708; and $412,083, respectively. The approximate years of Credited Service of the executives covered by the plans are: Mr. Kennedy, 30 years; Mr. Harris, 22 years; Mr. Benz, 25 years; and Mr. Jenkins, 22 years.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Hoechst AG

     The Company is wholly owned by Hoechst Corporation, which in turn is wholly owned by Hoechst AG, a large pharmaceutical and chemical company headquartered in Frankfurt, Federal Republic of Germany. Hoechst AG is a publicly held company whose shares are listed and traded on a number of major stock exchanges in Europe including the Frankfurt, Federal Republic of Germany; London, United Kingdom; and Geneva, Switzerland stock exchanges and on the Tokyo stock exchange in Japan.

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

     Exhibit
      Number                               Description
      ------                               -----------

      10.13  Agreement, dated December 7, 1994, between the Company and Joseph
             H. Patterson, (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

      12     Computation of Ratio of Earnings to Fixed Charges.

      21     Subsidiaries.

                                                             Where
                                Name                      Incorporated

                   Celanese Canada Inc.                      Canada
                   Celanese Engineering Resins, Inc.         Delaware
                   Grupo Celanese, S.A.                      Mexico
                   Hoechst Celanese Chemical Group Ltd       Delaware

      23     Consent of Independent Accountants.

      24.1 Powers of attorney, dated February and March 1997 for directors and officers of the Company authorizing Thomas F. Kennedy and/or David
             A. Jenkins to sign this 10-K on their behalf.

      24.2 Certified copy of resolution adopted by the Board of Directors of the Company on March 3, 1997 authorizing officers to sign this 10-K on behalf of the Company pursuant to powers of attorney.

      27     Financial Data Schedule (included in electronic filing only)

(b) Reports on Form 8-K

      During the quarter ended December 31, 1996, no reports on Form 8-K were filed.

                                   SIGNATURES

      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Hoechst Celanese has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Hoechst Celanese Corporation

                                          By: /s/ Thomas F. Kennedy
                                              ------------------------------
                                                  Thomas F. Kennedy
                                                  President, Chief Executive
                                                  Officer and Director

March 28, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 1997, by the following persons on behalf of the registrant and in the capacities indicated.


--------------------------------------------------------------------------------
      Signature                        Title
--------------------------------------------------------------------------------
Principal Executive Officer:

/s/ Thomas F. Kennedy                   Director, President and Chief Executive
-----------------------------            Officer
   Thomas F. Kennedy

Principal Financial Officer:

/s/ Harry R. Benz                       Director, Senior Vice President--Finance
----------------------------             and Chief Financial Officer
    Harry R. Benz

Principal Accounting Officer:

/s/ Raymond W. Smedley                  Vice President and Controller
----------------------------
    Raymond W. Smedley

Directors:

      William B. Harris*           Director
      David A. Jenkins*            Director
      Klaus Warning*               Director
      Richard Bailey*              Director


----------

* Thomas F. Kennedy, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons, filed with the Securities and Exchange Commission.

                                          By:  /s/ Thomas F. Kennedy
                                               -----------------------------
                                                   Thomas F. Kennedy
                                                   Attorney-in-Fact

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

                EXHIBITS TO 1996 ANNUAL REPORT ON FORM 10-K
                -------------------------------------------

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

12         Computation of Ratio of Earnings to Fixed Charges.

21         Subsidiaries.

                       NAME                              WHERE INCORPORATED

           Celanese Canada Inc.                                 Canada
           Celanese Engineering Resins, Inc.                   Delaware
           Grupo Celanese, S.A.                                 Mexico
           Hoechst Celanese Chemical Group Ltd.                Delaware

23         Consent of Independent Accountants.

24.1 Powers of attorney, dated February and March 1997 for directors and officers of the Company authorizing Thomas F. Kennedy and/or David A. Jenkins to sign this 10-K on their behalf.

24.2 Certified copy of resolution adopted by the Board of Directors of the Company on March 3, 1997, authorizing officers to sign this 10-K on behalf of the Company pursuant to powers of attorney.

27         Financial Data Schedule (included in electronic filing only).