Form 10-Q
period 1997-03-31
HOECHST CELANESE CORP
filed 1997-05-05
CIK 812427

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1997

[_] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period from __________ to __________

                        Commission File Number 33-13326

                                 _____________

                         HOECHST CELANESE CORPORATION
            (Exact name of Registrant as specified in its charter)

         DELAWARE                                             13-5568434
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


30 INDEPENDENCE BOULEVARD
WARREN, NEW JERSEY                                                07059
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

                               TABLE OF CONTENTS

                                                                                                        PAGE
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Consolidated Balance Sheets - March 31, 1997 and December 31, 1996..........................     3
         Consolidated Statements of Earnings -
          Three months ended March 31, 1997 and 1996.................................................     4
         Consolidated Statements of Cash Flows -
          Three months ended March 31, 1997 and 1996.................................................     5
         Notes to Consolidated Financial Statements..................................................     6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.......     8


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.............................................................   11

NOTE : The Registrant is referred to in this Form 10-Q as the Company or Hoechst
       Celanese.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



                          HOECHST CELANESE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                          MARCH 31,      DECEMBER 31,
                                             1997            1996
                                        ------------   --------------
                                               (IN MILLIONS)
ASSETS

Current assets:
 Cash and cash equivalents................   $    -            $    -
 Marketable securities....................        3                 2
 Net receivables..........................    1,977             2,154
 Inventories..............................      791               782
 Deferred income taxes....................       87                86
 Prepaid expenses.........................       30                33
                                             ------             -----
  Total current assets....................    2,888             3,057

Investments in affiliates.................      404               417
Property, plant and equipment, net........    2,677             2,643
Deferred income taxes.....................       13                29
Long-term receivable from parent..........      520               520
Other assets..............................      731               666
Excess of cost over fair value of net.....
 assets of businesses acquired, net.......      965               954
                                             ------            ------
  Total assets............................   $8,198            $8,286
                                             ======            ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Commercial paper, notes payable and
  current installments of long-term debt..   $    6            $    9
 Accounts payable and accrued liabilities.    1,673             1,759
 Dividend payable to parent...............        -                90
 Income taxes payable.....................      335               322
                                             ------            ------
  Total current liabilities...............    2,014             2,180

Long-term debt............................    1,050             1,026
Minority interests........................      478               455
Other liabilities.........................    1,220             1,189

Stockholder's equity:
 Common stock.............................        -                 -
 Additional paid-in capital...............    2,976             2,976
 Retained earnings........................      627               613
 Cumulative translation and other
   adjustments............................     (167)             (153)
                                             ------            ------
  Total stockholder's equity..............    3,436             3,436
                                             ------            ------

  Total liabilities and stockholder's
   equity.................................   $8,198            $8,286
                                             ======            ======

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                          HOECHST CELANESE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                           THREE MONTHS ENDED
                                               MARCH 31,
                                          --------------------
                                            1997       1996
                                          ---------  ---------
                                             (IN MILLIONS)

Net sales.................................  $1,665     $1,747
Cost of sales.............................   1,368      1,415
Selling, general and administrative
 expenses.................................     172        146
Research and development expenses.........      46         45
Special charges...........................      20          -
                                            ------     ------
   Operating income.......................      59        141

Equity in net earnings of affiliates......       2          3
Interest expense..........................     (20)       (21)
Interest and other income, net............      18         12
                                            ------     ------
   Earnings before income taxes and
    minority interests....................      59        135

Income taxes..............................      17         42
                                            ------     ------
   Earnings before minority interests.....      42         93

Minority interests........................      28         40
                                            ------     ------

   Net earnings...........................  $   14     $   53
                                            ======     ======

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                          HOECHST CELANESE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                      ------------------
                                                        1997      1996
                                                      --------  --------
                                                        (IN MILLIONS)
Operating activities:
 Net earnings........................................   $  14     $  53
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Special charges, net of amounts used..............     (13)      (91)
   Change in equity of affiliates....................      (2)       (4)
   Depreciation and amortization.....................      99       110
   Deferred income taxes.............................      15        35
   Issuances of note receivable from Parent..........    (450)     (119)
   Collections of note receivable from
     Parent..........................................     524       357
   Changes in operating assets and
     liabilities:
      Net receivables................................     103        (9)
      Inventories....................................      (9)        9
      Accounts payable and accrued liabilities.......     (61)     (121)
      Income taxes payable...........................      13       (13)
      Other, net.....................................      10        81
                                                        -----     -----
         Net cash provided by operating
           activities................................     243       288
                                                        -----     -----

Investing activities:
 Proceeds from sale of businesses and
  assets, net........................................       2        80
 Proceeds from sale of marketable
  securities.........................................      46         9
 Purchases of and investments in
  businesses and assets, net.........................     (28)        -
 Purchases of marketable securities..................     (77)      (10)
 Capital expenditures................................    (118)     (137)
                                                        -----     -----
         Net cash used in investing activities.......    (175)      (58)
                                                        -----     -----

Financing activities:
 Proceeds from long-term debt........................      25         -
 Payments on long-term debt..........................      (1)        -
 Net (payments on) proceeds from
   short-term borrowings.............................      (3)       78
 Dividends paid......................................     (90)     (130)
                                                        -----     -----
         Net cash used in financing activities.......     (69)      (52)
                                                        -----     -----

Exchange rate changes on cash........................       1        (1)
                                                        -----     -----

   Net change in cash and cash equivalents...........       -       177

Cash and cash equivalents at beginning
 of period...........................................       -        81
                                                        -----     -----
Cash and cash equivalents at end of
 period..............................................   $   -     $ 258
                                                        =====     =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest, net of amounts capitalized.............   $  31     $  78
    Income taxes (refunded) paid.....................     (11)       23

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


     The consolidated financial statements are unaudited and are subject to year-end audit and adjustments. In the opinion of management, the financial statements include all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for the interim periods reported. Results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that will be realized for the full year. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries, including two wholly owned captive insurance companies, joint ventures and partnerships. Certain reclassifications have been made in the 1996 consolidated financial statements to conform to the classifications used in 1997.


     Substantially all of the Company's minority interests are comprised of Grupo Celanese, S.A. and Celanese Canada Inc. The Company, in conjunction with an investment by its Parent, owns 51% of the outstanding voting shares of Grupo Celanese, S.A. and exercises management control. The Company owns approximately 56% of Celanese Canada Inc.


     In January 1997, the Company purchased the rights to the entire range of the organic pigment business of Cookson Pigments, Inc., a wholly owned subsidiary of Cookson America, Inc., for $28 million. The acquisition was accounted for under the purchase method of accounting.


     As part of a worldwide strategy, Hoechst AG is moving towards a management holding company concept. Thus, the Company is undergoing an internal review to align its businesses under this new global approach. Under this approach, the Cellulosics business was transferred from the Trevira (formerly Fibers and Film) segment to the Celanese (formerly Chemicals) segment at the end of 1996. The Company has renamed its segments to conform to the new global alignment. Accordingly, Chemicals is now known as Celanese; Fibers and Film is now known as Trevira; and Specialties and Technical Polymers is now known as Specialties and Ticona.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                          HOECHST CELANESE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2) INVENTORIES

                                        MARCH 31,  DECEMBER 31,
                                          1997         1996
                                      -----------  ------------
                                            (IN MILLIONS)

Finished goods..........................   $605        $590
Work-in-process.........................     81          90
Raw materials and supplies..............    166         161
                                           ----        ----
   Subtotal.............................    852         841
Excess of current costs over stated         (61)        (59)
 values.................................   ----        ----
   Total inventories....................   $791        $782
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

PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


     As part of a worldwide strategy, Hoechst AG is moving towards a management holding company concept. Thus, the Company is undergoing an internal review to align its businesses under this new global approach. Under this approach, the Cellulosics business was transferred from the Trevira (formerly Fibers and Film) segment to the Celanese (formerly Chemicals) segment at the end of 1996. It is unknown at this time when other realignments, if any, will be made and the effect they will have on the Company. The Company has renamed its segments to conform to the new global alignment. Accordingly, Chemicals is now known as Celanese; Fibers and Film is now known as Trevira; and Specialties and Technical Polymers is now known as Specialties and Ticona.


     Hoechst AG, Frankfurt, Germany and Clariant AG, Muttenz, Switzerland intend to combine their respective worldwide specialty chemicals businesses and have signed a nonbinding general agreement. Consummation of the combination is subject to a number of conditions including the negotiation of definitive agreements, approval by the board members and shareholders of Hoechst and approval by the antitrust authorities. Accordingly, the Company is unable to predict whether or when a transaction with Clariant AG will be consummated.


     Sales for the first quarter of 1997 decreased by 5% to $1,665 million from $1,747 million for the comparable 1996 period. In the Celanese segment, sales decreased slightly by $4 million with an unfavorable volume variance of $18 million offsetting a favorable price variance. The unfavorable volume variance was mostly from Cellulosics, due to quarterly timing of tow and flake shipments to China. In the remainder of the Celanese segment, sales were up slightly over the prior year as methanol pricing was stronger due to tighter market supply resulting from production outages in the industry. The largest sales decrease was realized in the Trevira segment, which experienced a negative price variance of $109 million, partially offset by a positive volume variance of $26 million. The negative price variance was primarily in PET packaging resins, $51 million, due to oversupply in the marketplace. Also, intermediates and textile staple both experienced negative price variances of $22 million and $28 million, respectively, due to lower raw material costs, which drove selling prices down. The Specialties and Ticona segment sales increased by $6 million over the comparable 1996 period. The increase was driven by increased sales volume for superabsorbents and pigments, due to the pigment products acquired from Cookson Pigments, Inc. during the first quarter of 1997. These increases were offset by lower volumes in the Ticona business, which was mainly due to the transfer of the fluoropolymers business to Dyneon, a Hoechst-3M joint venture, effective August 1, 1996.


     Selling, general and administrative expenses increased by $26 million over the same quarter last year. The increase is mostly attributed to increased spending for reengineering, new computer software and consultants.


     Research and development expenses increased by $1 million over the first quarter of the prior year. This increase was primarily in the Corporate Research & Technology segment.


     The Company recorded a special charge of $20 million in the first quarter 1997 which was mostly due to the announced restructuring for the Corporate Research & Technology segment associated with the worldwide realignment within the Hoechst Global strategy.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS (CONTINUED)


     Operating income of $59 million was $82 million less than the comparable period of the prior year. Decreases were realized in all business segments. In the Celanese segment, operating income decreased $31 million. Sales decreased slightly with lower Cellulosics sales offsetting higher pricing in methanol. Also, there were significantly higher raw material prices and increased fixed costs in all business lines. Trevira's operating income declined $16 million due to lower prices for PET packaging resins, intermediates and textile staple. The operating income for Specialties and Ticona was down $8 million compared to the prior year period mainly due to the receipt of a one-time technology payment in 1996 and the transfer of the fluoropolymers business to the Dyneon joint venture.


     Equity in net earnings of affiliates was down $1 million compared to the same period last year mainly due to decreased earnings in a 45% owned affiliate, which sells copolymer and resins.


     The increase of $6 million in interest and other income, net is primarily due to foreign currency transaction fluctuations.


     The effective tax rate decreased to 29% in 1997 from 31% in 1996. The decrease is primarily attributable to non-U.S. earnings taxed at lower rates representing a larger proportion of total earnings.


     Effective January 1, 1997, the Mexican economy has been deemed hyperinflationary; thus, the Company switched the functional currency for its Mexican entities from the peso to the U.S. dollar. The first quarter 1997 results were negatively impacted by approximately $2 million.


RATIO OF EARNINGS TO FIXED CHARGES


     The ratio of earnings to fixed charges for the first quarter of 1997 was 2.9, compared to 5.3 for the 1996 period. The decrease for the first quarter was primarily due to weaker earnings from continuing operations. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from operations before fixed charges, minority interests and income taxes. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.


LIQUIDITY AND CAPITAL RESOURCES


     Beginning in 1996, the Company pools its cash with its Parent and the Company's excess cash is loaned to its Parent under a revolving credit agreement. Accordingly, the Company had no cash and cash equivalents at March 31, 1997 and December 31, 1996. Under this revolving credit agreement, the outstanding receivable balance from Parent was $117 million as of March 31, 1997 and $191 million as of December 31, 1996.


     Cash provided by operations for the first quarter of 1997 was $243 million compared to $288 million for the 1996 period. The decrease is primarily attributed to lower earnings in 1997. Cash provided by operations was more than sufficient to finance the Company's capital expenditures.


     During the first three months of 1997, the Company repaid $3 million under its commercial paper program. There was no commercial paper outstanding at March 31, 1997.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


     The Company paid its Parent a $90 million dividend in the first quarter of 1997 and a $130 million dividend in the first quarter of 1996. The Company intends to continue its practice of paying a dividend to its Parent at the discretion of the Company's Board of Directors.

     The Company had an aggregate of $175 million medium-term notes outstanding as of March 31, 1997. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds from the sale of any medium-term notes will be used for general corporate purposes.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS

     10.14 Summary of agreement, signed April 10, 1997, between the Company and Harry R. Benz

     27       Financial Data Schedule (included in electronic filing only)

(b) FORM 8-K


     During the quarter ended March 31, 1997, no reports on Form 8-K were filed.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q has been signed on behalf of the Registrant by its Chief Accounting Officer who is authorized to sign on behalf of the Registrant.


                                         Hoechst Celanese Corporation



May 5, 1997                              /s/ R. W. Smedley
                                         -------------------------------
                                         R. W. Smedley
                                         Vice President and Controller

                               INDEX TO EXHIBITS
                               -----------------

10.14 Summary of agreement, signed April 10, 1997, between the Company and Harry R. Benz

27 Financial Data Schedule (included in electronic filing only)