Form 10-Q/A
period 1997-03-31
HOECHST CELANESE CORP
filed 1997-05-14
CIK 812427

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

                                                                                                        PAGE
PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.............................................................   11

NOTE : The Registrant is referred to in this Form 10-Q/A as the Company or Hoechst Celanese.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS

     10.14    Agreement, signed April 10, 1997, between the Company and Harry
              R. Benz (a portion of this exhibit has been omitted pursuant to a request for confidential treatment)

     27       Financial Data Schedule (included in electronic filing only)

(b) FORM 8-K


     During the quarter ended March 31, 1997, no reports on Form 8-K were filed.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q/A has been signed on behalf of the Registrant by its Chief Accounting Officer who is authorized to sign on behalf of the Registrant.


                                         Hoechst Celanese Corporation



May 14, 1997                             /s/ R. W. Smedley
                                         -------------------------------
                                         R. W. Smedley
                                         Vice President and Controller

                               INDEX TO EXHIBITS
                               -----------------

10.14        Agreement, signed April 10, 1997, between the Company and Harry R.
             Benz (a portion of this exhibit has been omitted pursuant to a request for confidential treatment)

27 Financial Data Schedule (included in electronic filing only)