Form 10-Q
period 1997-06-30
HOECHST CELANESE CORP
filed 1997-08-13
CIK 812427

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997

[_] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period from            to
                          ----------    ----------

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

                                                           Yes   X     No
                                                              ------    ------

All outstanding shares of Hoechst Celanese Corporation stock are owned by its parent, Hoechst Corporation.

                               TABLE OF CONTENTS

                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements
         Consolidated Balance Sheets - June 30, 1997 and December 31, 1996...............................3

         Consolidated Statements of Earnings -
           Three months and six months ended June 30, 1997 and 1996......................................4

         Consolidated Statements of Cash Flows -
           Six months ended June 30, 1997 and 1996.......................................................5

         Notes to Consolidated Financial Statements......................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...........8

PART II- OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...............................................................11

NOTE: The Registrant is referred to in this Form 10-Q as the Company or Hoechst Celanese.

Part I - Financial Information
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



                          HOECHST CELANESE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                             JUNE 30,   DECEMBER 31,
                                               1997         1996
                                            ----------  ------------
                                                 (IN MILLIONS)
ASSETS

Current assets:
  Cash and cash equivalents.................    $    -        $    -
  Marketable securities.....................         4             2
  Net receivables...........................     1,995         2,056
  Inventories...............................       727           680
  Deferred income taxes.....................       107            86
  Prepaid expenses..........................        61            33
                                                ------        ------
     Total current assets...................     2,894         2,857

Investments in affiliates...................       417           412
Property, plant and equipment, net..........     2,506         2,419
Deferred income taxes.......................         5            33
Long-term receivable from parent............       520           520
Other assets................................       709           661
Excess of cost over fair value of net
 assets of businesses acquired, net.........       912           928
Net assets held for distribution............       403           379
                                                ------        ------
     Total assets...........................    $8,366        $8,209
                                                ======        ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Commercial paper, notes payable and
   current installments of long-term debt...    $  368        $    9
  Accounts payable and accrued liabilities..     1,737         1,701
  Dividend payable to parent................         -            90
  Income taxes payable......................       363           335
                                                ------        ------
     Total current liabilities..............     2,468         2,135

Long-term debt..............................       804         1,026
Minority interests..........................       446           455
Other liabilities...........................     1,157         1,157

Stockholder's equity:
  Common stock..............................         -             -
  Additional paid-in capital................     2,981         2,976
  Retained earnings.........................       659           613
  Cumulative translation and other
   adjustments..............................      (149)         (153)
                                                ------        ------
      Total stockholder's equity............     3,491         3,436
                                                ------        ------
      Total liabilities and stockholder's
        equity..............................    $8,366        $8,209
                                                ======        ======

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                          HOECHST CELANESE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
                                                        --------             --------
                                                    1997       1996       1997      1996
                                                    ----       ----       ----      ----
                                                               (IN MILLIONS)
Net sales.........................................  $1,558     $1,621     $3,022   $3,194
Cost of sales.....................................   1,226      1,302      2,422    2,560
Selling, general and administrative
 expenses.........................................     131        140        285      275
Research and development expenses.................      37         39         80       80
Special charges...................................      67          -         87        -
                                                    ------     ------     ------   ------
      Operating income............................      97        140        148      279

Equity in net earnings of affiliates..............       5          4          7        7
Interest expense..................................     (21)       (22)       (41)     (43)
Interest and other income, net....................      21         24         39       36
                                                    ------     ------     ------   ------
      Earnings before income taxes, minority
        interests and discontinued
        operations................................     102        146        153      279

Income tax expense................................      48         53         63       93
                                                    ------     ------     ------   ------
     Earnings before minority interests and
       discontinued operations....................      54         93         90      186

Minority interests................................      29         48         57       89
                                                    ------     ------     ------   ------
     Earnings from continuing operations..........      25         45         33       97

Earnings from discontinued operations,
 net of tax.......................................       7          4         13        5
                                                    ------     ------     ------   ------

     Net earnings.................................  $   32     $   49     $   46   $  102
                                                    ======     ======     ======   ======

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

                          HOECHST CELANESE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                         JUNE 30,
                                                         --------
                                                     1997         1996
                                                     ----         ----
                                                        (IN MILLIONS)
Operating activities:
 Earnings from continuing operations..............   $    33   $    97
 Adjustments to reconcile earnings from
  continuing operations to net cash
  provided by operating activities:
    Special charges, net of amounts used..........       (42)     (114)
    Change in equity of affiliates................        (5)       (5)
    Depreciation and amortization.................       180       202
    Deferred income taxes.........................         7        26
    Loss on sale of businesses and assets, net....         4         -
    Issuances of note receivable from Parent......    (1,157)     (699)
    Collections of note receivable from Parent....       855       883
    Changes in operating assets and liabilities:
      Net receivables.............................       361      (219)
      Inventories.................................       (47)       30
      Accounts payable and accrued liabilities....       146       192
      Income taxes payable........................        28        13
      Other, net..................................       (60)       25
      Net cash provided by (used in)
       operating activities of discontinued
       operations.................................        20       (30)
                                                     -------     -----
     Net cash provided by operating
      activities..................................       323       401
                                                     -------     -----
Investing activities:
 Proceeds from sale of businesses and
  assets, net.....................................        5        83
 Proceeds from sale of marketable
  securities......................................       87        19
 Purchases of marketable securities...............     (119)      (21)
 Capital expenditures.............................     (246)     (280)
 Net cash used in investing activities
  of discontinued operations......................      (20)       (7)
                                                     -------     -----
     Net cash used in investing activities........      (293)     (206)
                                                     -------     -----

Financing activities:
  Proceeds from long-term debt....................        35        35
  Payments on long-term debt......................        (7)      (15)
  Net proceeds from short-term borrowings.........        34        68
  Dividends paid..................................       (90)     (130)
                                                      -------     -----
     Net cash used in financing activities........       (28)      (42)
                                                      -------     -----
Exchange rate changes on cash.....................        (2)       (1)
                                                      -------     -----
  Net change in cash and cash equivalents.........         -       152

Cash and cash equivalents at beginning
 of period........................................         -        80
                                                     -------     -----
Cash and cash equivalents at end of
 period...........................................   $     -   $   232
                                                     =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
       Interest, net of amounts capitalized....... $      46   $    46
       Income taxes paid..........................        32        60

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


   The consolidated financial statements are unaudited and are subject to year-end audit and adjustments. In the opinion of management, the financial statements include all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for the interim periods reported. Results for the six month period ended June 30, 1997 are not necessarily indicative of the results that will be realized for the full year. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries, including two wholly owned captive insurance companies, joint ventures and partnerships. Certain reclassifications have been made in the 1996 consolidated financial statements to conform to the classifications used in 1997.

   Substantially all of the Company's minority interests are comprised of Grupo Celanese, S.A. and Celanese Canada Inc. The Company, in conjunction with an investment by its Parent, owns 51% of the outstanding voting shares of Grupo Celanese, S.A. and exercises management control. The Company owns approximately 56% of Celanese Canada Inc.

   As part of a worldwide strategy, Hoechst AG formally became a holding company as of July 1, 1997. Thus, the Company is undergoing an internal review to align its businesses under this new global approach. Under this approach, the Cellulosics business was transferred from the Trevira (formerly Fibers and Film) segment to the Celanese (formerly Chemicals) segment at the end of 1996. The Company has renamed its segments to conform to the new global alignment. Accordingly, Chemicals is now known as Celanese; Fibers and Film is now known as Trevira; and Specialties and Technical Polymers is now known as Ticona.

   During the second quarter of 1997, the Company's management, the shareholders of Hoechst AG, and the shareholders of Clariant AG, Switzerland ("Clariant") approved a formal plan to sell the Company's interests in its specialty chemicals business to Clariant. On August 4, 1997, the Company sold substantially all of the assets and transferred substantially all of the related liabilities of its U.S. specialty chemicals business to Clariant. The sale of the Canadian portion of the specialty chemicals business is expected to occur later in the third quarter of 1997. Accordingly, the operating results and net assets of these businesses have been reflected as discontinued

PART I - FINANCIAL INFORMATION

                          HOECHST CELANESE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1) BASIS OF PRESENTATION (CONTINUED)

 operations in the accompanying financial statements. The accounting for these transactions is expected to be finalized in the fourth quarter of 1997. No significant gain or loss is expected on these transactions.

   Included in earnings from discontinued operations, net of tax are net sales of $203 million and $175 million for the three months ended June 30, 1997 and 1996, respectively, and $405 million and $355 million for the six months ended June 30, 1997 and 1996, respectively. Operating income for discontinued operations is $10 million and $5 million for the three months ended June 30, 1997 and 1996, respectively, and $17 million and $7 million for the six months ended June 30, 1997 and 1996, respectively.

(2) INVENTORIES

                                        JUNE 30,  DECEMBER 31,
                                          1997       1996
                                        --------- -----------
                                           (IN MILLIONS)

Finished goods..........................   $544        $504
Work-in-process.........................     73          81
Raw materials and supplies..............    144         137
                                           ----        ----
   Subtotal.............................    761         722
Excess of current costs over stated
 values.................................    (34)        (42)
                                           ----        ----
   Total inventories....................   $727        $680
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

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


   As part of a worldwide strategy, Hoechst AG formally became a holding company as of July 1, 1997. Thus, the Company is undergoing an internal review to align its businesses under this new global approach. Under this approach, the Cellulosics business was transferred from the Trevira (formerly Fibers and Film) segment to the Celanese (formerly Chemicals) segment at the end of 1996. It is unknown at this time when other realignments, if any, will be made and the effect they will have on the Company. The Company has renamed its segments to conform to the new global alignment. Accordingly, Chemicals is now known as Celanese; Fibers and Film is now known as Trevira; and Specialties and Technical Polymers is now known as Ticona.


   During the second quarter of 1997, the Company's management, the shareholders of Hoechst AG, and the shareholders of Clariant AG, Switzerland ("Clariant") approved a formal plan to sell the Company's interests in its specialty chemicals business to Clariant. On August 4, 1997, the Company sold substantially all of the assets and transferred substantially all of the related liabilities of its U.S. specialty chemicals business to Clariant. The sale of the Canadian portion of the specialty chemicals business is expected to occur later in the third quarter of 1997. Accordingly, the operating results and net assets of these businesses have been reflected as discontinued operations in the accompanying financial statements. The accounting for these transactions is expected to be finalized in the fourth quarter of 1997. No significant gain or loss is expected on these transactions.


   Sales for the first six months of 1997 decreased by 5% to $3,022 million from $3,194 million for the comparable 1996 period and decreased by 4% for the second quarter to $1,558 million from $1,621 million. The Trevira segment experienced the largest sales decrease due to a negative price variance of $200 million, partially offset by a positive volume variance of $33 million. The negative price variance was primarily in PET packaging resins, $90 million for six months, due to oversupply in the marketplace. Also, intermediates and textile staple both experienced negative price variances of $35 million and $56 million, respectively, due to lower raw material costs, which drove selling prices down. In the Celanese segment, sales increased slightly by $24 million for the first six months and increased by $28 million for the second quarter 1997 versus 1996 mainly due to favorable prices. Volume was unfavorable in Cellulosics for both the second quarter and the six months, due to quarterly timing of tow and flake shipments to China. In the remainder of the Celanese segment, both volume and pricing were favorable for the second quarter and year-to-date versus 1996. Sales volumes increased across all business units with strong results from acetyls and favorable methanol pricing and benefited from tight North American markets and production outages in the industry. In the Ticona segment, sales decreased by $22 million for the six months and $5 million for the second quarter over the comparable 1996 period which was mainly due to the transfer of the fluoropolymers business to Dyneon, a Hoechst-3M joint venture, effective August 1, 1996.

   Selling, general and administrative expenses increased by $10 million for the first six months of 1997 versus 1996. The increase is mostly attributed to increased spending for reengineering, new computer software and consultants. For the second quarter 1997, selling, general and administrative expenses decreased by $9 million from the comparative 1996 period. This is mainly due to the timing of spending for various reengineering and new computer software projects throughout the company.

   Research and development expenses were flat for the first six months of 1997 when compared to the same period of the prior year and decreased $2 million when comparing the second quarter of 1997 versus 1996. This decrease for the quarter is primarily in the Corporate Research and Technology segment.

PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

   The Company recorded special charges of $87 million in the first six months of 1997 and second quarter 1997 charges of $67 million. These special charges are mostly due to the announced restructuring of the Trevira and Corporate Research and Technology segments. In addition, the bulk pharmaceutical and intermediates business recorded a special charge for ending product development for the generic bulk actives market.

   Operating income of $148 million was $131 million less for the first six months of 1997 than the comparable period of the prior year and was $97 million for the second quarter 1997 which is $43 million less than the comparable 1996 period. Decreases were realized in all business segments. In the Celanese segment, operating income decreased $20 million for the first six months of 1997 versus 1996 but increased $11 million for the second quarter 1997 versus 1996. Higher raw material prices and additional sourcing costs in the chemicals business during the first quarter of 1997 resulted in lower operating income as compared to the same period in 1996. Raw material pricing pressures and sourcing costs eased during the second quarter, bringing 1997 earnings to slightly higher levels than those for the 1996 second quarter. Operating income was lower in Cellulosics due to lower sales volumes. Trevira's operating income declined $45 million for the six months and $29 million for the second quarter due to the special charge recorded in 1997 as well as lower prices for PET packaging resins, intermediates and textile staple. The operating income for Ticona decreased $1 million for the first six months of 1997 while the second quarter results increased $7 million. Operating income was also reduced by the special charge relating to restructuring in the Corporate Research and Technology segment and bulk pharmaceutical and intermediates business.

   Equity in net earnings of affiliates was the same for the first six months of 1997 as compared to the first six months of last year and was up $1 million for the second quarter of 1997 compared to the same period last year.

   The increase of $3 million in interest and other income, net for the first six months of 1997 is primarily due to foreign currency transaction fluctuations.

   The effective tax rate increased to 41% in 1997 from 33% in 1996 for the six month results. The effective tax rate increased to 47% from 36% for the second quarter. These increases are primarily attributable to the effect of lower earnings and the non-deductibility of goodwill amortization and the higher tax rates of Mexican entities.

   Effective January 1, 1997, the Mexican economy has been deemed hyperinflationary; thus, the Company switched the functional currency for its Mexican entities from the peso to the U.S. dollar. The first six months results and the second quarter 1997 results were negatively impacted by approximately $2 million and $1 million, respectively.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RATIO OF EARNINGS TO FIXED CHARGES

   The ratio of earnings to fixed charges for the second quarter and six months of 1997 was 4.0 and 3.3, respectively, compared to 5.8 and 5.5 for the 1996 periods. The decrease in both periods was primarily due to weaker earnings from continuing operations. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before fixed charges, minority interests and income taxes. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.

LIQUIDITY AND CAPITAL RESOURCES

   Beginning in 1996, the Company pools its cash with its Parent and the Company's excess cash is loaned to its Parent under a revolving credit agreement. Accordingly, the Company had no cash and cash equivalents at June 30, 1997 and December 31, 1996. Under this revolving credit agreement, the outstanding receivable balance from Parent was $493 million as of June 30, 1997 and $191 million as of December 31, 1996.

   Cash provided by operations for the first six months of 1997 was $314 million compared to $401 million for the 1996 period. Cash provided by operations was more than sufficient to finance the Company's capital expenditures.

   During the first six months of 1997, the Company repaid $3 million under its commercial paper program. There was no commercial paper outstanding at June 30, 1997.

   The Company paid its Parent a $90 million dividend in the first quarter of 1997 and a $130 million dividend in the first quarter of 1996. The Company intends to continue its practice of paying a dividend to its Parent at the discretion of the Company's Board of Directors.

   The Company had an aggregate of $175 million medium-term notes outstanding as of June 30, 1997. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds from the sale of any medium-term notes will be used for general corporate purposes.

   As of June 30, 1997, the Company has reflected $250 million of long-term debt as short-term due to the Company's intent to repay the debt in the third quarter of 1997.

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

(b) FORM 8-K

   During the quarter ended June 30, 1997, no reports on Form 8-K were filed.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q has been signed on behalf of the Registrant by its Chief Accounting Officer who is authorized to sign on behalf of the Registrant.

                                       Hoechst Celanese Corporation


August 13, 1997                        /s/ R. W. Smedley
                                       -------------------------------
                                       R. W. Smedley
                                       Vice President and Controller