Form 10-Q
period 1997-09-30
HOECHST CELANESE CORP
filed 1997-11-14
CIK 812427

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

   [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1997

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

                               TABLE OF CONTENTS

                                                                                                   PAGE
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheets - September 30, 1997 and December 31, 1996........................   3

   Consolidated Statements of Earnings -
    Three months and nine months ended September 30, 1997 and 1996...............................   4

   Consolidated Statements of Cash Flows -
    Nine months ended September 30, 1997 and 1996................................................   5

   Notes to Consolidated Financial Statements....................................................   6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...   8

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K........................................................  11

NOTE : The Registrant is referred to in this Form 10-Q as the Company or Hoechst
       Celanese.

Part I - Financial Information
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



                          HOECHST CELANESE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                     SEPTEMBER 30,            DECEMBER 31,
                                                                                         1997                     1996
                                                                                 ------------------      -------------------
                                                                                                (IN MILLIONS)
ASSETS

Current assets:
  Cash and cash equivalents..........................................................        $    -                   $   -
  Marketable securities..............................................................             4                        2
  Net receivables....................................................................         1,837                    2,039
  Inventories........................................................................           769                      680
  Deferred income taxes..............................................................           107                       86
  Prepaid expenses...................................................................            68                       33
                                                                                             ------                   ------
    Total current assets.............................................................         2,785                    2,840

Investments in affiliates............................................................           402                      412
Property, plant and equipment, net...................................................         2,517                    2,419
Deferred income taxes................................................................             -                       29
Long-term receivable from parent.....................................................           520                      520
Other assets.........................................................................           710                      661
Excess of cost over fair value of net assets of businesses acquired, net.............           904                      928
Net assets held for distribution.....................................................             -                      388
                                                                                             ------                   ------
    Total assets.....................................................................        $7,838                   $8,197
                                                                                             ======                   ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Commercial paper, notes payable and current installments of long-term debt..........        $  109                   $    9
 Accounts payable and accrued liabilities............................................         1,567                    1,702
 Dividend payable to parent..........................................................             -                       90
 Income taxes payable................................................................           311                      322
                                                                                             ------                   ------
    Total current liabilities........................................................         1,987                    2,123

Long-term debt.......................................................................           804                    1,026
Deferred income taxes................................................................            33                        -
Minority interests...................................................................           466                      455
Other liabilities....................................................................         1,004                    1,157

Stockholder's equity:
  Common stock.......................................................................             -                        -
  Additional paid-in capital.........................................................         2,981                    2,976
  Retained earnings..................................................................           728                      613
  Cumulative translation and other adjustments.......................................          (165)                    (153)
                                                                                             ------                   ------
    Total stockholder's equity.......................................................         3,544                    3,436
                                                                                             ------                   ------

    Total liabilities and stockholder's equity.......................................        $7,838                   $8,197
                                                                                             ======                   ======

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                          HOECHST CELANESE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                  ----------------------      ----------------------
                                                                     1997        1996            1997        1996
                                                                  ----------  ----------      ----------  ----------
                                                                                     (IN MILLIONS)
Net sales..........................................................  $1,517     $1,492           $4,539       $4,686
Cost of sales......................................................   1,214      1,217            3,636        3,777
Selling, general and administrative expenses.......................     129        136              414          411
Research and development expenses..................................      38         40              118          120
Special charges....................................................      17          -              104            -
                                                                     ------     ------           ------       ------
    Operating income...............................................     119         99              267          378

Equity in net earnings of affiliates...............................       3          1               10            8
Interest expense...................................................     (17)       (22)             (58)         (65)
Interest and other income, net.....................................      24         13               63           49
                                                                     ------     ------           ------       ------
    Earnings before income taxes, minority interests and
     discontinued operations.......................................     129         91              282          370

Income tax expense.................................................      34         22               97          115
                                                                     ------     ------           ------       ------
    Earnings before minority interests and discontinued
     operations....................................................      95         69              185          255

Minority interests.................................................      26         37               83          126
                                                                     ------     ------           ------       ------
    Earnings from continuing operations............................      69         32              102          129

Earnings from discontinued operations, net of tax..................       -          3               13            8
                                                                     ------     ------           ------       ------

    Net earnings...................................................  $   69     $   35           $  115       $  137
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

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                          HOECHST CELANESE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                           ----------------------------------------
                                                                                                 1997                   1996
                                                                                           ----------------       -----------------
                                                                                                        (IN MILLIONS)
Operating activities:
  Earnings from continuing operations...........................................................   $   102                 $   129
  Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
     Special charges, net of amounts used.......................................................       (73)                   (139)
     Change in equity of affiliates.............................................................        (8)                     (6)
     Depreciation and amortization..............................................................       274                     305
     Deferred income taxes......................................................................        41                      52
     Issuances of note receivable from Parent...................................................    (2,013)                 (1,092)
     Collections of note receivable from Parent.................................................     1,908                   1,358
     Changes in operating assets and liabilities:
       Net receivables..........................................................................       306                      51
       Inventories..............................................................................       (89)                     14
       Accounts payable and accrued liabilities.................................................       114                      10
       Income taxes payable.....................................................................       (11)                    (22)
       Other, net...............................................................................       (58)                   (130)
       Net cash provided by operating activities of discontinued operations.....................        28                       5
                                                                                                   -------                 -------
           Net cash provided by operating activities............................................       521                     535
                                                                                                   -------                 -------

Investing activities:
  Proceeds from sale of businesses and assets, net..............................................       434                      84
  Proceeds from sale of marketable securities...................................................       122                      30
  Purchases of marketable securities............................................................      (157)                    (41)
  Capital expenditures..........................................................................      (347)                   (424)
  Net cash used in investing activities of discontinued operations..............................       (20)                     (8)
                                                                                                   -------                 -------
           Net cash provided by (used in) investing activities..................................        32                    (359)
                                                                                                   -------                 -------

Financing activities:
  Proceeds from long-term debt..................................................................        36                      35
  Payments on long-term debt....................................................................      (258)                    (18)
  Net proceeds from (payments on) short-term borrowings.........................................       100                      (3)
  Net (payments on) proceeds from short-term borrowings from Parent and affiliates..............      (338)                     28
  Dividends paid................................................................................       (90)                   (130)
                                                                                                   -------                 -------
           Net cash used in financing activities................................................      (550)                    (88)
                                                                                                   -------                 -------
Exchange rate changes on cash...................................................................        (3)                     (1)
                                                                                                   -------                 -------
    Net change in cash and cash equivalents.....................................................         -                      87

Cash and cash equivalents at beginning of period................................................         -                      80
                                                                                                   -------                 -------

Cash and cash equivalents at end of period......................................................   $     -                 $   167
                                                                                                   =======                 =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:  Interest, net of amounts capitalized..........................   $    76                 $    82
                                  Income taxes paid.............................................        76                      84

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

   The consolidated financial statements are unaudited and are subject to year-end audit and adjustments. In the opinion of management, the financial statements include all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for the interim periods reported. Results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that will be realized for the full year. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries, including two wholly owned captive insurance companies, joint ventures and partnerships. Certain reclassifications have been made in the 1996 consolidated financial statements to conform to the classifications used in 1997.

   Substantially all of the Company's minority interests are comprised of Grupo Celanese, S.A. and Celanese Canada Inc. The Company, in conjunction with an investment by its Parent, owns 51% of the outstanding voting shares of Grupo Celanese, S.A. and exercises management control. The Company owns approximately 56% of Celanese Canada Inc.

   As part of a worldwide strategy, Hoechst AG formally became a strategic management holding company as of July 1, 1997. Thus, the Company is undergoing an internal review to align its businesses under this new global approach. Under this approach, the Cellulosics business was transferred from the Trevira (formerly Fibers and Film) segment to the Celanese (formerly Chemicals) segment at the end of 1996. The Company has renamed its segments to conform to the new global alignment. Accordingly, Chemicals is now known as Celanese; Fibers and Film is now known as Trevira; and Specialties and Technical Polymers is now known as Specialties and Ticona.

   During the second quarter of 1997, the Company's management, the shareholders of Hoechst AG, and the shareholders of Clariant AG, Switzerland ("Clariant") approved a formal plan to sell the Company's interests in its specialty chemicals business to Clariant. During the third quarter of 1997, the Company sold substantially all of the assets and transferred substantially all of the related liabilities of its U.S. and Canadian specialty chemicals businesses to Clariant. Accordingly, the operating results and net assets of these businesses have been reflected as discontinued operations in the accompanying financial statements. The third quarter operating results of these businesses were not material and, therefore, were not included in the Company's consolidated statements of earnings for the third quarter of 1997. The accounting for this transaction will be finalized in the fourth quarter of 1997. No significant gain or loss is expected on this transaction.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                          HOECHST CELANESE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) BASIS OF PRESENTATION (CONTINUED)

   Included in earnings from discontinued operations, net of tax are net sales of $182 million for the three months ended September 30, 1996 and $405 million and $535 million for the nine months ended September 30, 1997 and 1996, respectively. Operating income for discontinued operations is $6 million for the three months ended September 30, 1996 and $17 million and $14 million for the nine months ended September 30, 1997 and 1996, respectively.

(2) INVENTORIES

                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       1997                 1996
                                                                -----------------    -----------------
                                                                             (IN MILLIONS)
Finished goods....................................................     $565                    $504
Work-in-process...................................................       81                      81
Raw materials and supplies........................................      161                     137
                                                                       ----                    ----
    Subtotal......................................................      807                     722
Excess of current costs over stated values........................      (38)                    (42)
                                                                       ----                    ----
    Total inventories.............................................     $769                    $680
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

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   As part of a worldwide strategy, Hoechst AG formally became a strategic management holding company as of July 1, 1997. Thus, the Company is undergoing an internal review to align its businesses under this new global approach. Under this approach, the Cellulosics business was transferred from the Trevira (formerly Fibers and Film) segment to the Celanese (formerly Chemicals) segment at the end of 1996. It is unknown at this time when other realignments, if any, will be made and the effect they will have on the Company. The Company has renamed its segments to conform to the new global alignment. Accordingly, Chemicals is now known as Celanese; Fibers and Film is now known as Trevira; and Specialties and Technical Polymers is now known as Specialties and Ticona.

   During the second quarter of 1997, the Company's management, the shareholders of Hoechst AG, and the shareholders of Clariant AG, Switzerland ("Clariant") approved a formal plan to sell the Company's interests in its specialty chemicals business to Clariant. During the third quarter of 1997, the Company sold substantially all of the assets and transferred substantially all of the related liabilities of its U.S. and Canadian specialty chemicals businesses to Clariant. Accordingly, the operating results and net assets of these businesses have been reflected as discontinued operations in the accompanying financial statements. The third quarter operating results of these businesses were not material and, therefore, were not included in the Company's consolidated statements of earnings for the third quarter of 1997. The accounting for this transaction will be finalized in the fourth quarter of 1997. No significant gain or loss is expected on this transaction.

   Sales for the first nine months of 1997 decreased by 3% to $4,539 million from $4,686 million for the comparable 1996 period and increased by 2% for the third quarter to $1,517 million from $1,492 million. The Trevira segment experienced sales decreases of $205 million and $38 million for the nine months and the third quarter, respectively, when compared to the prior year. For the nine-month period, Trevira experienced a negative price variance of $222 million, partially offset by a positive volume variance of $17 million. The negative price variance was primarily in PET packaging resins, $94 million for nine months, due to oversupply in the marketplace. Also, intermediates, textile staple, and PET film experienced negative price variances of $28 million, $72 million, and $28 million, respectively, due to lower raw material costs, which drove selling prices down. For the third quarter, Trevira experienced a negative price variance of $22 million, mostly in polyester staple. In the Celanese segment, sales increased by $53 million for the first nine months and increased by $29 million for the third quarter 1997 versus 1996 mainly due to favorable prices. Volumes were unfavorable in Cellulosics for both the third quarter and the nine months, due to quarterly timing of tow and flake shipments to China. In the remainder of the Celanese segment, both volume and pricing were favorable for the third quarter and year-to-date versus 1996. Sales volumes increased across all business units with strong results from acetyls and favorable methanol pricing. In addition, sales volumes improved due to tight North American markets and production outages in the industry. In the Specialties and Ticona segment, sales decreased by $9 million for the nine months and increased $15 million for the third quarter over the comparable 1996 period. The decrease for the nine months was mainly due to the transfer of the fluoropolymers business to Dyneon, a Hoechst-3M joint venture, effective August 1, 1996. The increase for the three months was due to higher export sales volumes for Celcon.

   Selling, general and administrative expenses increased by $3 million for the first nine months of 1997 versus 1996. The increase is mostly attributed to increased spending for reengineering, new computer software and consultants. For the third quarter 1997, selling, general and administrative expenses decreased by $7 million from the comparative 1996 period. This is mainly due to the timing of spending for various reengineering and new computer software projects throughout the company.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

   Research and development expenses decreased $2 million for both the nine months and the third quarter of 1997 when compared to the same periods of the prior year. The decrease for the quarter is primarily in the Trevira segment, partially offset by an increase in the Corporate Research and Technology segment.

   The Company recorded special charges of $104 million in the first nine months of 1997, of which $17 million was recorded in the third quarter of 1997. These special charges are mostly due to the announced restructuring of the Trevira and Corporate Research and Technology segments. In addition, the bulk pharmaceutical and intermediates business recorded a special charge for ending product development for the generic bulk actives market.

   Operating income was $267 million for the first nine months of 1997, compared to $378 million for 1996, and was $119 million for the third quarter 1997, compared to $99 million in 1996. Trevira's operating income declined $32 million for the nine months due to the special charge recorded in 1997 as well as lower prices for PET packaging resins, intermediates and textile staple. Trevira's third quarter operating income increased $13 million mainly due to cost containment measures and lower spending for new software and systems projects. In the Celanese segment, operating income decreased $23 million and $3 million for the nine months and the third quarter, respectively. Higher raw material prices and additional sourcing costs in the chemicals business resulted in lower operating income for the nine-month period. In the third quarter, raw material pricing pressures and sourcing costs continued to ease, resulting in slightly higher earnings in the chemicals business, which was more than offset by lower operating income in Cellulosics due to lower sales volumes. The operating income for Specialties and Ticona decreased $8 million for the first nine months of 1997 and increased $2 million for the third quarter. The decrease for the nine months was due mostly to the special charge relating to restructuring in the bulk pharmaceutical and intermediates business. Operating income was also reduced by the special charge relating to restructuring in the Corporate Research and Technology segment.

   Equity in net earnings of affiliates increased $2 million for both the nine months and the third quarter when compared to the prior year periods due to increased earnings in most of the Company's equity investments.

   The increase of $14 million in interest and other income, net for the first nine months of 1997 and the $11 million increase for the third quarter is primarily due to increased interest income on loans to parent and affiliates.

   The effective tax rate increased to 34% in 1997 from 31% in 1996 for the nine months results. The effective tax rate increased to 26% from 24% for the third quarter. These increases are primarily attributable to the effect of lower earnings and the non-deductibility of goodwill amortization and the higher tax rates of Mexican entities, offset by a change in a prior year's estimate in 1997 which resulted in a tax benefit.

   Effective January 1, 1997, the Mexican economy has been deemed hyperinflationary; thus, the Company switched from the peso to the U.S. dollar as the functional currency for its Mexican entities. The first nine months results and the third quarter 1997 results were favorably impacted by approximately $3 million and $5 million, respectively.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RATIO OF EARNINGS TO FIXED CHARGES

   The ratio of earnings to fixed charges for the third quarter and nine months of 1997 was 5.4 and 4.0, respectively, compared to 3.8 and 5.0 for the 1996 periods. The decrease for the nine months was primarily due to weaker earnings from continuing operations. The increase for the three months was primarily due to strong earnings in the third quarter of 1997. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before fixed charges, minority interests and income taxes. Fixed charges consist of interest and debt expense, capitalized interest and the estimated interest portion of rents under operating leases.

LIQUIDITY AND CAPITAL RESOURCES

   During 1996, the Company began pooling its cash with its Parent and the Company's excess cash is loaned to its Parent under a revolving credit agreement. Accordingly, the Company had no cash and cash equivalents at September 30, 1997 and December 31, 1996. Under this revolving credit agreement, the outstanding receivable balance from Parent was $296 million as of September 30, 1997 and $191 million as of December 31, 1996.

   Cash provided by operations for the first nine months of 1997 was $521 million, compared to $535 million for the 1996 period. Cash provided by operations was more than sufficient to finance the Company's capital expenditures.

   In 1997, investing activities include proceeds of $422 million relating to the sale of the Company's U.S. and Canadian specialty chemicals businesses to Clariant.

   During the first nine months of 1997, the Company repaid $3 million under its commercial paper program. There was no commercial paper outstanding at September 30, 1997. In the third quarter of 1997, the Company redeemed all of the $250 million 9.625% notes outstanding and repaid $360 million short-term borrowings to Hoechst AG.

   The Company paid its Parent a $90 million dividend in the first quarter of 1997 and a $130 million dividend in the first quarter of 1996. The Company intends to continue its practice of paying a dividend to its Parent at the discretion of the Company's Board of Directors.

   The Company had an aggregate of $175 million medium-term notes outstanding as of September 30, 1997. The Company may sell from time to time up to an additional $250 million of such notes. The proceeds from the sale of any medium-term notes will be used for general corporate purposes.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     10.15 Description of the Hoechst AG Stock Appreciation Rights (SAR) Plan 1997, which covers certain executive officers of the Company

        27  Financial Data Schedule (included in electronic filing only)


(b) FORM 8-K

        During the quarter ended September 30, 1997, no reports on Form 8-K were filed.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q has been signed on behalf of the Registrant by its Chief Accounting Officer who is authorized to sign on behalf of the Registrant.

                                       Hoechst Celanese Corporation


November 14, 1997                      /s/ R. W. Smedley
                                       --------------------------------------
                                       R. W. Smedley
                                       Vice President and Controller